Form 10-Q
period 2011-06-30
Lone Pine Resources Inc.
filed 2011-08-09
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-35191

LONE PINE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3779606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2500, 645-7 Avenue SW Calgary, Alberta Canada	T2P 4G8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 292-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of August 2, 2011 there were 85,019,232 shares of the registrant’s common stock, par value $.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

June 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	June 30, 2011	December 31, 2010
		(Restated)
ASSETS
Current assets:
Cash	$5,010	$576
Accounts receivable	30,006	33,405
Derivative instruments	3,984	—
Prepaid expenses and other current assets	5,940	6,168
Total current assets	44,940	40,149
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,200,036 and $1,125,482	626,822	479,595
Unproved	122,717	105,520
Net oil and gas properties	749,539	585,115
Other property and equipment, net of accumulated depreciation and amortization of $9,101 and $8,059	66,255	60,290
Net property and equipment	815,794	645,405
Goodwill	17,966	17,422
Derivative instruments	1,146	—
Other assets	13,951	12,215
	$893,797	$715,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,263	$42,202
Advances and accrued interest payable to Forest Oil Corporation	1,702	39,040
Note payable to Forest Oil Corporation	—	250,183
Capital lease obligation	1,168	—
Other current liabilities	3,241	3,445
Total current liabilities	43,374	334,870
Bank credit facility	280,973	—
Asset retirement obligations	15,174	13,741
Deferred income taxes	69,031	57,560
Capital lease obligation	6,556	—
Other liabilities	2,455	3,636
Total liabilities	417,563	409,807
Stockholders’ equity:
Common stock, 85,019,232 and 2,160 shares issued and outstanding	850	—
Capital surplus	871,684	144,813
Retained earnings (accumulated deficit)	(500,772)	66,570
Accumulated other comprehensive income	104,472	94,001
Total stockholders’ equity	476,234	305,384
	$893,797	$715,191

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Oil and gas sales	$51,255	$38,255	$87,516	$75,662
Interest and other	8	3	20	9
Total revenues	51,263	38,258	87,536	75,671
Costs, expenses, and other:
Lease operating expenses	8,980	5,943	17,207	11,577
Production and property taxes	623	625	1,226	1,247
Transportation and processing costs	4,390	2,749	8,015	4,953
General and administrative	2,584	2,026	6,035	4,378
Depreciation, depletion, and amortization	20,962	16,374	39,981	29,641
Interest expense on borrowings from Forest Oil Corporation	1,171	1,667	2,467	2,325
Interest expense	1,155	110	1,239	192
Foreign currency exchange losses (gains), net	2,468	10,604	(5,352)	3,954
Unrealized gains on derivative instruments	(5,130)	—	(5,130)	—
Other, net	749	663	1,064	808
Total costs, expenses, and other	37,952	40,761	66,752	59,075
Earnings (loss) before income taxes	13,311	(2,503)	20,784	16,596
Income tax	7,722	374	9,707	4,363
Net earnings (loss)	$5,589	$(2,877)	$11,077	$12,233
Basic earnings (loss) per common share	$.07	$(.04)	$.15	$.17
Diluted earnings (loss) per common share	$.07	$(.04)	$.15	$.17

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Capital	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Surplus	Deficit)	Income	Equity
Balances at December 31, 2010 (Restated)	2	$—	$144,813	$66,570	$94,001	$305,384
Stock dividend to Forest Oil Corporation	—	—	578,419	(578,419)	—	—
Stock issued to Forest Oil Corporation for its contribution of its direct and indirect interests in Lone Pine Resources Canada Ltd.	69,998	700	(700)	—	—	—
Cash distribution to Forest Oil Corporation for its contribution of its direct and indirect interests in Lone Pine Resources Canada Ltd.	—	—	(29,219)	—	—	(29,219)
Issuance of common stock, net of offering costs	15,000	150	178,352	—	—	178,502
Restricted stock issued	19	—	—	—	—	—
Amortization of stock-based compensation	—	—	19	—	—	19
Comprehensive earnings:		—
Net earnings	—	—	—	11,077	—	11,077
Foreign currency translation	—	—	—	—	10,471	10,471
Total comprehensive earnings	—					21,548
Balances at June 30, 2011	85,019	$850	$871,684	$(500,772)	$104,472	$476,234

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010

Operating activities:
Net earnings	$11,077	$12,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	39,981	29,641
Deferred income tax	9,707	4,363
Unrealized gains on derivative instruments	(5,130)	—
Unrealized foreign currency exchange losses, net	28,540	3,954
Realized foreign currency exchange gains	(33,892)	—
Other, net	1,065	772
Changes in operating assets and liabilities:
Accounts receivable	4,288	(15,294)
Prepaid expenses and other current assets	2,758	(7,335)
Accounts payable and accrued liabilities	(3,830)	(2,900)
Accrued interest and other current liabilities	(24,703)	2,535
Net cash provided by operating activities	29,861	27,969
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(195,383)	(159,295)
Other fixed assets	(10,359)	(282)
Proceeds from sales of assets	468	25,595
Net cash used by investing activities	(205,274)	(133,982)
Financing activities:
Proceeds from bank borrowings	610,089	92,480
Repayments of bank borrowings	(329,116)	(92,480)
Net (repayments)/proceeds (to)/from Forest Oil Corporation	(266,434)	94,354
Dividend to Forest Oil Corporation	(29,219)	—
Proceeds from issuance of common stock, net of offering costs	178,502	—
Change in bank overdrafts	12,292	2,513
Proceeds from sale-leaseback	8,160	—
Payment of debt issue costs	(4,228)	—
Other, net	(1,332)	(21)
Net cash provided by financing activities	178,714	96,846
Effect of exchange rate changes on cash	1,133	221
Net increase (decrease) in cash	4,434	(8,946)
Cash at beginning of period	576	8,946
Cash at end of period	$5,010	$—
Cash paid during the period for:
Interest	$1,707	$258
Interest on borrowings from Forest Oil Corporation	24,028	—
Income taxes	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lone Pine Resources Inc. (“Lone Pine” or the “Company”) is an independent oil and gas exploration, development, and production company with operations in Canada within the provinces of Alberta, British Columbia, and Quebec, and in the Northwest Territories. Lone Pine was incorporated on September 30, 2010 by Forest Oil Corporation (“Forest”) in contemplation of an initial public offering by Lone Pine (the “Offering”) of Lone Pine’s common stock.  The Offering was completed on June 1, 2011, with Forest retaining a controlling interest in Lone Pine, owning 82% of the outstanding shares of Lone Pine common stock.  See Note 12 for more information on the Offering.

Lone Pine’s predecessor, Lone Pine Resources Canada Ltd. (“LPR Canada”), formerly known as Canadian Forest Oil Ltd., was a wholly-owned subsidiary of Forest and certain of Forest’s other wholly-owned subsidiaries, and was originally acquired by Forest in 1996. Forest contributed its direct and indirect ownership interests in LPR Canada to Lone Pine in conjunction with the Offering in exchange for 70 million shares of common stock of Lone Pine and $29 million in cash. Forest is an independent oil and gas company engaged in the acquisition, exploration, development, and production of oil, natural gas, and natural gas liquids primarily in North America. Forest was incorporated in New York in 1924, as the successor to a company formed in 1916, and has been a publicly held company since 1969.

Forest has advised Lone Pine that it intends to distribute, or spin-off, to Forest’s shareholders, all of its remaining shares of Lone Pine common stock that Forest owns.  Forest also has advised Lone Pine that it intends to consummate the spin-off on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its sole discretion. Immediately prior to the completion of the Offering, Lone Pine entered into agreements with Forest related to the separation of its business operations from Forest. These agreements govern various interim and ongoing relationships between Forest and Lone Pine, including the extent and manner of Lone Pine’s dependence on Forest for administrative support for a period following the Offering.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein include the following:

•                  the June 30, 2011 balance sheet of Lone Pine and its wholly-owned consolidated subsidiaries, including LPR Canada;

•                  the December 31, 2010 balance sheets of LPR Canada, as Lone Pine’s predecessor, and Lone Pine, which were combined to form the restated December 31, 2010 Lone Pine balance sheet;

•                  Statements of operations for the three and six months ended June 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the results of operations of LPR Canada for the period prior to Forest’s contribution of LPR Canada to Lone Pine immediately prior to the Offering;

•                  Statements of operations for the three and six months ended June 30, 2010 for LPR Canada, as Lone Pine’s predecessor;

•                  Statement of cash flows for the six months ended June 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the cash flows of LPR Canada for the period prior to Forest’s contribution of LPR Canada to Lone Pine immediately prior to the completion of the Offering;

•                  Statement of cash flows for the six months ended June 30, 2010 for LPR Canada, as Lone Pine’s predecessor;

•                  Statement of stockholders’ equity for the six months ended June 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the equity transactions of LPR Canada for the period prior to the completion of the Offering.

The functional currency of LPR Canada, Lone Pine’s operating subsidiary, is the Canadian dollar, and Lone Pine’s functional and reporting currency is the U.S. dollar. These financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). Lone Pine conducts operations in one industry segment, natural gas and liquids exploration, development, and production, and in one country, Canada.

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of Lone Pine at June 30, 2011, and the results of its operations, its cash flows, and changes in its stockholders’ equity for the periods presented. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on Lone Pine’s revenues and derivative instrument fair values.

In the course of preparing the Condensed Consolidated Financial Statements, management makes various assumptions, judgments, and estimates to determine the reported amounts of assets, liabilities, revenues, and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time, and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

The more significant areas requiring the use of assumptions, judgments, and estimates relate to volumes of proved oil and gas reserves used in calculating depletion, the amount of future net revenues used in computing the ceiling test limitation, and the amount of future capital costs and abandonment obligations used in such calculations, determining impairments of investments in unproved properties, valuing deferred tax assets and goodwill, and estimating fair values of financial instruments, including derivative instruments.

For a more complete understanding of Lone Pine’s operations, financial position, and accounting policies, reference is made to the consolidated financial statements of Lone Pine and LPR Canada for the year ended December 31, 2010, and related notes thereto, included in Lone Pine’s final prospectus dated May 25, 2011 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 as amended (File Number 333-171123) on May 26, 2011 (the “Prospectus”).

(2) EARNINGS (LOSS) PER SHARE AND COMPREHENSIVE EARNINGS

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Lone Pine’s stock incentive plan have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Lone Pine’s stock incentive plan also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. In summary, Lone Pine restricted stock awards and director phantom stock units are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Lone Pine’s losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts, if any, that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g. stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares). No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists. Unvested restricted stock grants and participating phantom stock units were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2011, as their inclusion would have an antidilutive effect. There were no potential common shares outstanding for the three and six months ended June 30, 2010.

Lone Pine issued 70 million shares of common stock to Forest as partial consideration for Forest’s contribution of its direct and indirect ownership interests in LPR Canada in connection with the Offering.  This recapitalization, effected immediately prior to the Offering, is treated similar to a stock dividend in that the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect this change in capital structure.

The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Net earnings (loss)	$5,589	$(2,877)	$11,077	$12,233
Net earnings attributable to participating securities	(1)	—	(1)	—
Net earnings (loss) attributable to common stock for basic and diluted earnings per share	$5,588	$(2,877)	$11,076	$12,233
Weighted average common shares outstanding during the period for basic earnings per share	74,945	70,000	72,486	70,000
Dilutive effects of potential common shares	—	—	—	—
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	74,945	70,000	72,486	70,000
Basic earnings (loss) per common share	$.07	$(.04)	$.15	$.17
Diluted earnings (loss) per common share	$.07	$(.04)	$.15	$.17

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income. Other comprehensive income is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net earnings (loss). Lone Pine’s other comprehensive income for the three and six months ended June 30, 2011 and 2010 includes net foreign currency gains and losses related to the translation of the assets and liabilities of its Canadian operations to U.S. dollars.

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings (loss)	$5,589	$(2,877)	$11,077	$12,233
Other comprehensive income:
Foreign currency translation gains (losses)	2,556	(12,968)	10,471	(3,734)
Total comprehensive earnings (loss)	$8,145	$(15,845)	$21,548	$8,499

(3) STOCK-BASED COMPENSATION

The table below sets forth total stock-based compensation recorded during the three and six months ended June 30, 2011 and 2010, and the remaining unamortized amounts and weighted average amortization period as of June 30, 2011.  Stock-based compensation costs in 2010 and 2011 include costs recorded for Lone Pine employees participating in Forest’s stock incentive plans.  In addition, the three months ended June 30, 2011 include costs associated with Lone Pine employees and directors participating in Lone Pine’s own stock incentive plan.

	Restricted Stock	Performance Units	Phantom Stock Units	Total
	(In Thousands)
Three months ended June 30, 2011:
Total stock-based compensation costs	$19	$32	$(668)	$(617)
Less: stock-based compensation costs capitalized	—	(14)	535	521
Stock-based compensation costs expensed	$19	$18	$(133)	$(96)
Six months ended June 30, 2011:
Total stock-based compensation costs	$19	$64	$62	$145
Less: stock-based compensation costs capitalized	—	(27)	110	83
Stock-based compensation costs expensed	$19	$37	$172	$228
Unamortized stock-based compensation costs	$230	$223	$7,217 (1)	$7,670
Weighted average amortization period remaining	.9 years	1.8 years	1.9 years	1.8 years
Three months ended June 30, 2010:
Total stock-based compensation costs	$—	$33	$712	$745
Less: stock-based compensation costs capitalized	—	(14)	(352)	(366)
Stock-based compensation costs expensed	$—	$19	$360	$379
Six months ended June 30, 2010:
Total stock-based compensation costs	$—	$33	$1,419	$1,452
Less: stock-based compensation costs capitalized	—	(14)	(781)	(795)
Stock-based compensation costs expensed	$—	$19	$638	$657

(1)                                  $4.3 million of the unamortized stock-based compensation cost is based on the closing price of Lone Pine’s common stock on June 30, 2011, and $2.9 million of the unamortized stock-based compensation cost is based on the closing price of Forest’s common stock on June 30, 2011.

If Forest proceeds with the spin-off of its remaining shares of Lone Pine common stock to its shareholders, Lone Pine’s employees will be deemed to have been involuntarily terminated under the terms of their phantom stock unit and performance unit agreements awarded under Forest’s stock incentive plans, and their awards under those agreements will vest in full and be paid, subject to adjustment to account for the distribution, in accordance with those terms.

Stock Options

The following table summarizes stock option activity for Lone Pine employees in Forest’s stock incentive plans for the six months ended June 30, 2011.  There have been no options granted under Lone Pine’s stock incentive plan as of June 30, 2011.

	Number of Options to Purchase Forest Common Shares	Weighted Average Exercise Price — Forest Common Shares	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2011	52,969	$19.97	$962	52,969
Granted	—
Exercised	(4,119)	19.52	66
Cancelled	—
Outstanding at June 30, 2011	48,850	$20.01	$330	48,850

(1)                                  The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.

Restricted Stock, Performance Stock Units, and Phantom Stock Units

The following table summarizes the restricted stock and phantom stock unit activity in Lone Pine’s stock incentive plan for the six months ended June 30, 2011.  There have been no performance stock units granted under Lone Pine’s stock incentive plan as of June 30, 2011.

	Restricted Stock			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value of Lone Pine Common Shares	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value of Lone Pine Common Shares	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	—	$—		—	$—
Awarded	19,232	13.00		460,385	12.36
Vested	—	—	$—	—	—	$—
Forfeited	—	—		—	—
Unvested at June 30, 2011	19,232	$13.00		460,385	$12.36

(1)                                  All of the unvested units of phantom stock at June 30, 2011 must be settled in cash. The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

The following table summarizes the performance stock unit and phantom stock unit activity for Lone Pine employees in Forest’s stock incentive plans for the six months ended June 30, 2011.  There have been no restricted stock grants to Lone Pine employees under Forest’s stock incentive plans for the six months ended June 30, 2011.

	Performance Units			Phantom Stock Units
	Number of Units	Weighted Average Grant Date Fair Value of Forest Oil Common Shares	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value of Forest Oil Common Shares	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	12,500	$31.63		282,830	$29.09
Awarded	—	—		500	28.24
Vested	—	—	$—	(33,750)	63.42	$1,023
Forfeited	—	—		—	—
Unvested at June 30, 2011	12,500	$31.63		249,580	$24.45

(1)                                  Of the unvested phantom stock units at June 30, 2011, 228,935 units can be settled in cash, shares of common stock, or a combination of both, while the remaining 20,645 units can only be settled in cash. Of the 33,750 phantom stock units that vested during the six months ended June 30, 2011, 300 units were settled in shares of common stock and 33,450 units were settled in cash.  The phantom stock units have been accounted for as a liability within the Condensed Consolidated Financial Statements.

(4) DEBT

The components of debt are as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)
Credit Facility	$280,973	$—
Note payable to Forest Oil Corporation(1)	—	250,183
Debt Principal	$280,973	$250,183

(1)                                  In June 2011, the Company repaid all amounts outstanding on the note payable to Forest using proceeds from the completion of the Offering and borrowings under the credit facility.

Bank Credit Facility

On March 18, 2011, Lone Pine entered into a stand-alone, CDN$500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Lone Pine Credit Facility”). The Lone Pine Credit Facility became effective upon the closing of the Offering, and replaced the existing LPR Canada bank credit facility at such time. The Lone Pine Credit Facility will mature on March 18, 2016. Availability under the Lone Pine Credit Facility is governed by a borrowing base, which is currently CDN$350 million. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Lone Pine Credit Facility could increase or decrease based on such redetermination. In April 2011, the lenders set the borrowing base at CDN$350 million, and the first redetermination of the borrowing base is expected to occur on or about October 1, 2011.  In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. The borrowing base is subject to other automatic adjustments under the Lone Pine Credit Facility. A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Lone Pine Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

(1) the sum of the applicable bankers’ acceptance rate (as determined in accordance with the terms of the credit facility), and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or

(2) the Canadian Prime Rate (as determined in accordance with the terms of the credit facility) plus 75 to 175 basis points, depending on borrowing base utilization.

The Lone Pine Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Lone Pine Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.

Under certain conditions, amounts outstanding under the Lone Pine Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Lone Pine Credit Facility. Subject to notice and cure periods, certain events of default under the Lone Pine Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Lone Pine Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Lone Pine Credit Facility, and, until completion of the spin-off, an event of default under Forest’s credit facility.

The Lone Pine Credit Facility is collateralized by Lone Pine’s assets. Under the Lone Pine Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries. LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Lone Pine Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral. Upon completion of the spin-off, the stock of all of Lone Pine’s subsidiaries will be pledged to the lenders to secure the Lone Pine Credit Facility. Until the spin-off is completed, Forest will guarantee the obligations of LPR Canada under the Lone Pine Credit Facility. Following the spin-off, Lone Pine and certain of its other subsidiaries will guarantee the obligations of LPR Canada under the Lone Pine Credit Facility.

Of the CDN$500 million total nominal amount under the Lone Pine Credit Facility, JPMorgan Chase Bank and 10 other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Lone Pine Credit Facility. Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity securities, serve as counterparties to LPR Canada’s commodity derivative agreements, and may, in the future, act as agent or directly purchase LPR Canada’s production.

Prior to the effectiveness of the Lone Pine Credit Facility, LPR Canada’s bank credit facility was part of Forest’s combined bank credit facilities (the “Combined Facility”), which consisted of (1) a $1.65 billion U.S. credit facility (the “U.S. Facility”), among Forest and a syndicate of banks led by JPMorgan Chase Bank, N.A., and (2) a $150 million Canadian credit facility (the “Canadian Facility”), among LPR Canada and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. On May 25, 2011, Forest and LPR Canada entered into the Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement (the “Amendment”) some of the operative provisions of which became effective on May 25, 2011 and some of the operative provisions of which became effective on June 1, 2011. Pursuant to the Amendment and in connection with the Offering and the effectiveness of the operative provisions of the Lone Pine Credit Facility, the Combined Facility was amended to, among other things, remove any collateral owned by Lone Pine or any of its subsidiaries from the collateral securing the U.S. Facility, terminate the Canadian Facility, terminate various guaranties securing the Canadian Facility, release collateral securing the Canadian Facility, terminate certain liens and mortgages securing the Canadian Facility, and terminate the Second Amended and Restated Intercreditor Agreement, dated as of June 6, 2007, among the lenders specified therein.

As of June 30, 2011, there were outstanding borrowings of $281 million (CDN$271 million) under the Lone Pine Credit Facility.

Note Payable to Forest

In 2004, LPR Canada entered into a promissory note with Forest. The note, as amended, limited the principal amount outstanding at one time to $500 million and called for principal amounts to be repaid upon Forest’s demand or, failing such demand, on November 11, 2014. Proceeds from Lone Pine’s Offering and borrowings under the Lone Pine Credit Facility were used to repay the note in June 2011, and the note was cancelled. The interest rate charged on borrowings under the note during the periods presented was set at three-month LIBOR plus two times Forest’s credit default swap rate, with such interest rate being reset on the first day of each quarter.

(5) PROPERTY AND EQUIPMENT

Acquisition

On April 29, 2011, the Company completed the acquisition of certain natural gas properties located in the Narraway field in Alberta for $79 million using funds advanced by Forest under LPR Canada’s promissory note payable to Forest.  The acquisition increased the Company’s working interests in certain properties already owned and operated by the Company in the Narraway field and provided additional capacity in gathering systems and a gas plant in the Narraway field. The acquisition was accounted for using the acquisition method of accounting, which requires the assets and liabilities acquired to be recorded at their fair values at the date of acquisition. The provisional estimate of fair values is as follows (in thousands):

Proved properties	$55,005
Unproved properties	15,516
Gas plant/pipelines	8,453
Asset retirement obligations	(102)
$78,872

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties. All of the Company’s oil and gas operations are conducted in Canada. All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized. During the three months ended June 30, 2011 and 2010, Lone Pine capitalized $.2 million and $.6 million of general and administrative costs (including stock-based compensation), respectively. During the six months ended June 30, 2011 and 2010, Lone Pine capitalized $1.5 million and $1.9 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During each of the three months ended June 30, 2011 and 2010, Lone Pine capitalized $.3 million of interest costs attributed to unproved properties. During the six months ended June 30, 2011 and 2010, Lone Pine capitalized $.5 million and $.3 million, respectively, of interest costs attributed to unproved properties.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.

The Company performs a ceiling test each quarter under the full cost method of accounting. The ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for each cost center may not exceed the sum of (1) the present value of future net revenue from estimated production of proved oil and gas reserves using current prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs.

Gain or loss is not recognized on the sale of oil and gas properties unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and gas reserves attributable to a cost center.

Depletion of proved oil and gas properties is computed on the units-of-production method, whereby capitalized costs, as adjusted for future development costs and asset retirement obligations, are amortized over the total estimated proved reserves. The Company uses its quarter-end reserves estimates to calculate depletion for the current quarter.

Capital Leases

In April 2011, Lone Pine entered into a sale-leaseback transaction where Lone Pine sold compressors for CDN$7.7 million and simultaneously entered into a lease that provides for annual lease payments of approximately CDN$1.5 million for five years.  This lease is classified as a capital lease.  Lone Pine did not have any capital lease agreements as of December 31, 2010.

The Company’s assets recorded under capital leases are set forth in the table below.

June 30, 2011
(In Thousands)
Compressors	$8,008
Less accumulated amortization(1)	(271)
$7,737

(1)        Amortization of assets recorded under capital leases is included in the Condensed Consolidated Statement of Operations as “Depreciation, depletion, and amortization.”

The Company’s future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, is set forth in the table below.

June 30, 2011
(In Thousands)
2011	$765
2012	1,530
2013	1,530
2014	1,530
2015	1,530
2016	1,985
Total minimum lease payments	$8,870
Less amount representing interest(1)	(1,146)
Present value of net minimum lease payments(2)	$7,724

(1)                Amount necessary to reduce net minimum lease payments to present value.

(2)                Reflected in the Condensed Consolidated Balance Sheet as current and noncurrent “Capital lease obligations” of $1.2 million and $6.6 million, respectively.

(6) ASSET RETIREMENT OBLIGATIONS

Lone Pine records the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the asset retirement obligation is required to be accreted each period to its present value. Capitalized costs are depleted as a component of the full cost pool using the units-of-production method. Lone Pine’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration on oil and gas properties.

The following table summarizes the activity for Lone Pine’s asset retirement obligations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Asset retirement obligations at beginning of period	$14,181	$14,816
Accretion expense	554	523
Liabilities incurred	100	312
Liabilities assumed	102	—
Liabilities settled	(170)	(139)
Disposition of properties	—	(1,009)
Revisions of estimated liabilities	418	(1,384)
Impact of foreign currency exchange rate	443	(252)
Asset retirement obligations at end of period	15,628	12,867
Less: current asset retirement obligations	454	226
Long-term asset retirement obligations	$15,174	$12,641

(7) FAIR VALUE MEASUREMENTS

The Company’s assets measured at fair value on a recurring basis at June 30, 2011 are set forth in the table below.  The Company has no liabilities measured at fair value on a recurring basis at June 30, 2011.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$5,130
Total assets	$5,130

(1)                                The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of: Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

(2)                                The Company’s derivative assets include commodity derivatives (see Note 8 for more information on these instruments). The Company utilizes present value techniques to value its derivatives. Inputs to the valuations include published forward prices and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy.

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
			(Restated)
	(In Thousands)
Assets:
Cash	$5,010	$5,010	$576	$576
Derivative instruments	5,130	5,130	—	—
Liabilities:
Credit facility	280,973	280,973	—	—
Advances payable to Forest Oil Corporation	1,616	1,616	17,961	17,961
Capital lease obligations	7,724	7,724	—	—
Note payable to Forest Oil Corporation	—	—	250,183	250,183

(1)                                  The Company used various assumptions and methods in estimating the fair values of its financial instruments. The carrying amount of the credit facility approximates fair value since borrowings under the credit facility bear interest at variable market rates.  The carrying amounts of advances and note payable to Forest approximated fair value due to their short-term nature. The carrying amount of the capital lease obligation approximates fair value, as 5-year interest rates have not materially changed since the lease was executed in the second quarter of 2011.  The methods used to determine the fair values of the derivative instruments are discussed above. See also Note 8 to the Condensed Consolidated Financial Statements for more information on the derivative instruments.

(8) DERIVATIVE INSTRUMENTS

Commodity Derivatives

During the quarter ended June 30, 2011, Lone Pine entered into commodity swap derivative instruments as an attempt to moderate the effects of wide fluctuations in commodity prices on Lone Pine’s cash flow and to manage the exposure to commodity price risk. Lone Pine’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, Lone Pine has elected not to designate its derivatives as hedging instruments for accounting purposes. As such, Lone Pine recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations.

The table below sets forth Lone Pine’s outstanding commodity swaps as of June 30, 2011.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
July 2011 - December 2011	30	$4.85	—	$—
Calendar 2012	25	5.09	500	104.25

Subsequent to June 30, 2011, through August 2, 2011, Lone Pine entered into the following oil swaps:

Commodity Swaps
	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl
August 2011 - December 2011	2,000	$100.29
Calendar 2012	1,500	101.72

Fair Value and Gains and Losses

The table below summarizes the location and fair value amounts of Lone Pine’s derivative instruments reported in the Condensed Consolidated Balance Sheets as of the dates indicated. These derivative instruments are not designated as hedging instruments for accounting purposes. For financial reporting purposes, Lone Pine does not offset asset and liability fair value amounts recognized for derivative instruments with the same counterparty under its master netting arrangements. See Note 7 to the Condensed Consolidated Financial Statements for more information on the fair values of Lone Pine’s derivative instruments.

	June 30, 2011	December 31, 2010
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$3,984	$—
Derivative instruments	1,146	—
	$5,130	$—

The table below shows the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as “Unrealized gains on derivative instruments,” for the periods indicated. All of these gains relate to commodity derivatives, which are not designated as hedging instruments for accounting purposes. Because all of the derivative instruments’ terms begin subsequent to June 30, 2011, all of the gains are unrealized, with no realized gains and losses yet recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Unrealized gains on derivative instruments	$(5,130)	$—	$(5,130)	$—

Due to the volatility of natural gas and liquids prices, the estimated fair values of Lone Pine’s commodity derivative instruments are subject to large fluctuations from period to period.

Credit Risk

Lone Pine executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Lone Pine executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded. As of June 30, 2011, all of the derivative counterparties are lenders, or affiliates of lenders, under the Lone Pine Credit Facility, which provides that any security granted under the Lone Pine Credit Facility shall also extend to and be available to those lenders that are counterparties to derivative transactions with Lone Pine. None of these counterparties require collateral beyond that already pledged under the credit facility.

The ISDA Master Agreements and Schedules contain cross-default provisions whereby a default under the Lone Pine Credit Facility will also cause a default under the derivative agreements. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Lone Pine Credit Facility. In addition, bankruptcy and insolvency events with respect to Lone Pine or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Lone Pine Credit Facility. None of these events of default are specifically credit-related, but some could arise if there were a general deterioration of Lone Pine’s credit. The ISDA Master Agreements and Schedules contain a further credit-related termination event that would occur if Lone Pine were to merge with another entity and the creditworthiness of the resulting entity was materially weaker than that of Lone Pine.

Lone Pine’s derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Lone Pine does not require the posting of collateral for its benefit under its derivative agreements. However, Lone Pine’s ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Lone Pine would be exposed to a risk of loss equal to this net amount owed to Lone Pine, the fair value of which was $5.1 million at June 30, 2011. If Lone Pine suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At June 30, 2011, Lone Pine did not owe a net derivative liability to any counterparty. In the absence of netting provisions, at June 30, 2011, Lone Pine would be exposed to an aggregate risk of loss of $5.1 million under its derivative agreements and Lone Pine’s derivative counterparties would not be exposed to a risk of loss.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted which, as part of a broader financial regulatory reform, includes derivatives reform that may impact Lone Pine’s business. Congress delegated many of the details of the Dodd-Frank Act to federal regulatory agencies, which are in the process of writing and implementing new rules. Lone Pine is monitoring the impact, if any, that the Dodd-Frank Act and related rules will have on its existing derivative transactions under its outstanding ISDA Master Agreements and Schedules, as well as its ability to enter into such transactions and agreements in the future.

(9) COSTS, EXPENSES, AND OTHER

Other, Net

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Accretion of asset retirement obligations	$279	$258	$554	$523
Other, net	470	405	510	285
	$749	$663	$1,064	$808

(10)                          INCOME TAXES

All of the Company’s operations are, and have been, conducted in Canada. Furthermore, the Company expects that future cash flows generated by the Company will continue to be reinvested in Canada for exploration, development, or acquisition activities or utilized to satisfy other obligations in Canada. As such, no U.S. federal or state income taxes are included in the Company’s provision for income taxes. Accordingly, the reconciliation presented in the table below of income taxes calculated by applying statutory rates to our total income tax provision uses Canadian statutory rates rather than U.S. statutory rates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Canadian federal income tax at 16.5% and 18.0% for 2011 and 2010, respectively, of income before income taxes	$2,196	$(451)	$3,429	$2,987
Canadian provincial income taxes at 10% for all periods	1,331	(250)	2,078	1,660
Foreign currency translation gains and losses taxed at 50% of statutory rates	327	1,310	(575)	537
Initial public offering cost deductions	(2,968)	—	(2,968)	—
Change in the valuation allowance for deferred tax assets	7,512	512	7,731	(178)
Effect of future Canadian statutory rate reductions	(241)	(116)	(321)	(617)
Other	(435)	(631)	333	(26)
Total income tax	$7,722	$374	$9,707	$4,363

(11)                          RELATED PARTY TRANSACTIONS

Forest has historically provided to Lone Pine corporate services such as executive oversight, insurance and risk management, treasury, information technology, legal, accounting, tax, marketing, corporate engineering, human resources, and other services for which Forest charged Lone Pine management and insurance fees. The management and insurance fees and other costs incurred by Forest on Lone Pine’s behalf, such as direct costs associated with acquisition and divestiture activities, settlements of equity compensation awards to Lone Pine employees, and other general and administrative expenses, such as travel and legal, were accrued in a payable due to Forest, which was classified as a current liability within the consolidated balance sheet. Interest accrued on this balance, except for the portion attributable to equity compensation awards, at the prime interest rate plus 5% per annum.  In addition to the payable due to Forest as discussed above, Lone Pine had a promissory note to Forest, under which Lone Pine could borrow up to $500 million. This balance was paid off in June 2011 with the proceeds from the Offering and borrowings under Lone Pine’s Credit Facility.  On June 1, 2011, Forest and Lone Pine entered into a transition services agreement, pursuant to which Forest agreed to provide to Lone Pine, on a transitional basis, certain corporate services consistent with the services previously provided to Lone Pine. The charges for the transition services generally are intended to allow Forest to fully recover the costs directly associated with providing the services to Lone Pine, plus all out-of-pocket costs and expenses, without profit. The charges of each of the transition services generally will be based on the product of (1) the number of hours each applicable Forest employee bills during the billing month, and (2) such employee’s total hourly compensation (based on his or her base salary plus applicable burden and bonus).

The amounts due to Forest as of the dates presented were as follows:

	June 30, 2011	December 31, 2010
		(Restated)
	(In Thousands)
Interest bearing advances	$227	$13,875
Non-interest bearing advances	1,389	4,086
Accrued interest on interest bearing advances	86	850
Accrued interest on note payable	—	20,229
Advances and accrued interest payable to Forest Oil Corporation	1,702	39,040
Note payable to Forest Oil Corporation	—	250,183
Total due to Forest Oil Corporation	$1,702	$289,223

The amounts of management and insurance fees and other reimbursable costs billed by Forest to Lone Pine and included in Lone Pine’s Condensed Consolidated Financial Statements for the periods presented are shown in the table below. This table does not include amounts due Forest for stock-based compensation costs or interest charges. See Note 3 for more information on stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Management and insurance fees	$939	$492	$2,260	$1,013
Other	221	34	221	1,452
	$1,160	$526	$2,481	$2,465

(12)                          STOCKHOLDERS’ EQUITY

Equity Transactions with Forest

In May 2011, as part of a corporate restructuring in anticipation of Lone Pine’s initial public offering, LPR Canada declared a stock dividend to Forest in the amount of $578.4 million.  As consideration for Forest’s contribution of its direct and indirect interests in LPR Canada to Lone Pine, Lone Pine issued 70 million shares of common stock and paid a $29.2 million dividend to Forest.

Initial Public Offering

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine, which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of its common stock at a price of $13.00 per share ($12.22 per share, net of underwriting discounts and commissions).  Upon completion of the offering, Forest retained controlling interest in Lone Pine, owning 82% of the outstanding shares of Lone Pine’s common stock.  The net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses, received by Lone Pine were approximately $178.5 million.  Lone Pine used the net proceeds to pay $29.2 million to Forest as partial consideration for Forest’s contribution of Forest’s direct and indirect interest in its Canadian operations.  Additionally, Lone Pine used the remaining net proceeds and borrowings under LPR Canada’s credit facility to repay Lone Pine’s and LPR Canada’s outstanding indebtedness owed to Forest, including intercompany advances and accrued interest, of $400.5 million.  The spin-off of the remaining shares of Lone Pine held by Forest is expected to occur on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its discretion.

(13) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive income (“ASU 2011-05”), which provides amendments that will result in more converged guidance on how comprehensive income is presented under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires an entity to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminates the option to report other comprehensive income and its components in the statement of stockholders’ equity. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The adoption of this authoritative guidance will not have an impact on Lone Pine’s financial position or results of operations, but will require Lone Pine to present the statements of comprehensive income separately from its statements of stockholders’ equity, as these statements are currently presented on a combined basis.

In June 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the current U.S. GAAP fair value measurement and disclosure guidance, to converge U.S. GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are not expected to result in significant changes to how companies apply the fair value principles. This authoritative guidance is effective for interim and annual periods beginning after December 15, 2011. Lone Pine is currently evaluating the impact that the adoption of this authoritative guidance will have on its fair value measurements and disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All expectations, forecasts, assumptions, and beliefs about our future financial results, condition, operations, strategic plans, and performance are forward-looking statements, as described in more detail under the heading “Forward-Looking Statements” below. Our actual results may differ materially because of a number of risks and uncertainties. Historical statements made herein are accurate only as of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and may be relied upon only as of that date. The following discussion and analysis should be read in conjunction with Lone Pine’s Condensed Consolidated Financial Statements and the Notes thereto, the information under the heading “Forward-Looking Statements” below, and the information included in Lone Pine’s final prospectus dated May 25, 2011 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on May 26, 2011 (File Number 333-171123) (the “Prospectus”) under the headings “Risk factors,” and “Management’s discussion and analysis of financial condition and results of operations.” Unless indicated otherwise, all references in this document to “Lone Pine,” “the Company,” “we,” “our,” “ours,” and “us” refer to Lone Pine and its consolidated subsidiaries.

Lone Pine is an independent oil and gas exploration, development, and production company with operations in Canada within the provinces of Alberta, British Columbia, and Quebec, and in the Northwest Territories. As of December 31, 2010, we had approximately 376 Bcfe of estimated proved reserves (net of volumes attributable to royalty interests), of which approximately 71% was natural gas and 29% was oil and natural gas liquids, or NGLs.

Lone Pine was incorporated on September 30, 2010, by Forest Oil Corporation (“Forest”) in contemplation of an initial public offering by Lone Pine (the “Offering”) of Lone Pine’s common stock, which was completed on June 1, 2011. Our predecessor, Lone Pine Resources Canada Ltd. (“LPR Canada”), formerly known as Canadian Forest Oil Ltd., was a wholly-owned subsidiary of Forest and certain of Forest’s other wholly-owned subsidiaries, and was acquired by Forest in 1996. Forest contributed its direct and indirect ownership interests in LPR Canada to Lone Pine in conjunction with the Offering in exchange for shares of common stock of Lone Pine and $29 million. Forest has advised Lone Pine that it intends to distribute, or spin-off, to its shareholders, all of its remaining shares of Lone Pine common stock that it owns on or about September 30, 2011; however, Forest retains the right to decide whether to consummate the spin-off at its sole discretion.

Financial and other information disclosed herein relating to the time prior to our inception (September 30, 2010) reflects the financial position, results of operations, cash flows, or other information, as the case may be, of our predecessor LPR Canada. Financial and other information disclosed relating to the period from our inception through the completion of our Offering (June 1, 2011) reflects the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and our predecessor LPR Canada on a combined basis.  Financial and other information disclosed relating to the period subsequent to and including June 1, 2011 reflects the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and its consolidated subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings (loss) (in thousands)	$5,589	$(2,877)	$11,077	$12,233
Diluted earnings (loss) per common share	$.07	$(.04)	$.15	$.17
Adjusted EBITDA (in thousands)(1)	$34,235	$26,510	$54,562	$53,231

(1)                              In addition to reporting net earnings (loss) as defined under U.S. generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA, which is a non-GAAP performance measure. See “—Reconciliation of Non-GAAP Measure” at the end of this Item 2 for a reconciliation of Adjusted EBITDA to reported net earnings (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net earnings were $6 million in the second quarter of 2011 compared to a net loss of $3 million in the second quarter of 2010.  Net earnings were $11 million in the first six months of 2011 compared to net income of $12 million in the first six months of 2010. As compared to the 2010 periods, each 2011 period’s net income was positively impacted by increases in oil and gas revenue

(driven primarily by higher production volumes as well as higher commodity prices for the second quarter of 2011), an increase in unrealized gains on derivative instruments, and fewer foreign exchange losses.  These increases in net income were partially offset by higher operating expense and an increase in income tax expense.  Adjusted EBITDA, which is a performance measure that we use to evaluate our operations and that excludes the impact of certain non-cash items such as fair value adjustments on derivative instruments and foreign currency gains and losses as well as income tax expense, increased $8 million in the second quarter of 2011 compared to the second quarter of 2010, due primarily to higher oil and gas revenue driven by higher production volumes and higher commodity prices. Adjusted EBITDA increased $1 million in the first six months of 2011 compared to the first six months of 2010, due to an increase in oil and gas revenues that was nearly offset by higher operating costs incurred in the first six months of 2011 because of harsher winter weather conditions in 2011 and higher general and administrative costs in the first six months of 2011 in preparation for our initial public offering.

Management’s analysis of the individual components of the changes in our quarterly results follows.

Natural Gas and Oil Volumes and Revenues

Natural gas, oil, and natural gas liquids (“NGL”) sales volumes, revenues, and average sales prices for the three and six months ended June 30, 2011 and 2010 are set forth in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Working interest sales volumes:(1)
Natural gas (MMcf)	7,367	5,892	14,168	11,488
Oil (MBbls)	297	285	476	507
NGL (MBbls)	26	45	54	108
Total equivalent (MMcfe)	9,305	7,872	17,348	15,178
Daily working interest sales volumes (MMcfe/d)	102	87	96	84

Net sales volumes:(1)
Natural gas (MMcf)	6,938	5,547	13,424	10,526
Oil (MBbls)	259	251	413	431
NGL (MBbls)	19	32	39	79
Total equivalent (MMcfe)	8,606	7,245	16,136	13,586
Daily net sales volumes (MMcfe/d)	95	80	89	75

Revenues (in thousands):
Natural gas	$25,964	$19,811	$48,607	$42,545
Oil	24,031	16,717	36,461	29,192
NGL	1,260	1,727	2,448	3,925
Total oil and gas revenues	$51,255	$38,255	$87,516	$75,662

Average sales price per unit:
Natural gas (Mcf)	$3.74	$3.57	$3.62	$4.04
Oil (Bbls)	92.78	66.60	88.28	67.73
Natural gas liquids (Bbls)	66.32	53.97	62.77	49.68
Total equivalent (Mcfe)	$5.96	$5.28	$5.42	$5.57

(1)                                  “Working interest sales volumes” represents our working interest share of sales volumes before the impact of royalty burdens. “Net sales volumes” represents working interest sales volumes less the amount of sales volumes attributable to royalty burdens.

Net sales volumes in the second quarter of 2011 increased 19% to 95 MMcfe per day from 80 MMcfe per day in the second quarter of 2010.  Net oil and gas sales volumes in the first six months of 2011 increased 19% to 89 MMcfe per day from 75 MMcfe per day in the first six months of 2010.  The increases in each period were primarily due to new drilling activity in our Evi and Ojay/Narraway fields, as well as the acquisition of additional Narraway properties on April 29, 2011.

Revenues were $51 million in the second quarter of 2011, a 34% increase as compared to $38 million in the second quarter of 2010. Revenues were $88 million in the first six months of 2011, a 16% increase as compared to $76 million in the first six months of 2010. The increase in revenues between the comparable three and six month periods was primarily due to the increase in sales volumes of 19% for both periods as discussed above.

Production Expense

The table below sets forth the detail of oil and gas production expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$8,980	$5,943	$17,207	$11,577
Production and property taxes	623	625	1,226	1,247
Transportation and processing costs	4,390	2,749	8,015	4,953
Production expense	$13,993	$9,317	$26,448	$17,777
Production expense per Mcfe:
Lease operating expenses	$1.04	$.82	$1.07	$.85
Production and property taxes	.07	.09	.08	.09
Transportation and processing costs	.51	.38	.50	.36
Production expense per Mcfe	$1.63	$1.29	$1.64	$1.31

Lease operating expenses

Lease operating expenses in the second quarter of 2011 were $9 million, or $1.04 per Mcfe, compared to $6 million, or $.82 per Mcfe, in the second quarter of 2010. The $3 million increase in lease operating expenses between the comparable three month periods was primarily due to an increase in production volumes, workovers, maintenance costs and chemical costs, as well as a stronger Canadian dollar. Additional workover activity to accelerate oil production accounted for a $1 million increase in costs. Maintenance costs increased $.6 million due primarily to weather-related issues in the quarter. Chemical costs, which primarily include methanol and glycol used to prevent the freezing of gas lines, increased $.3 million due to an increase in usage driven primarily by an unusually cold spring. The strengthening Canadian dollar also increased our reported lease operating expenses in U.S. dollars between the two quarterly periods by approximately $.5 million.

Lease operating expenses in the first six months of 2011 were $17 million, or $1.07 per Mcfe, compared to $12 million, or $.85 per Mcfe, in the first six months of 2010. The $6 million increase in lease operating expenses between the comparable six month periods was also primarily due to an increase in production volumes, workovers, maintenance costs, water hauling, higher utility and chemical costs, and a stronger Canadian dollar. Additional workover activity as noted above accounted for a $1.1 million increase in costs. Maintenance costs increased $1.4 million due primarily to start-up costs associated with bringing a large number of wells on-line in late 2010, which were previously shut-in due to infrastructure constraints.  In conjunction with these wells coming on-line, a new remotely-located compression facility was also placed in service. For several months after the initial start-up of the new wells and the new compressor station, we incurred significant mechanical and electrical costs tied to the start-up, including troubleshooting costs related to the new facilities and the prolonged shut-in of the wells. Utility costs increased $.3 million primarily due to higher utility rates as well as an increase in usage.  Chemical costs increased $.5 million for the same reasons discussed in the quarterly discussion above. The strengthening Canadian dollar also increased our reported lease operating expenses in U.S. dollars between the two six month periods by approximately $1.0 million.

Production and property taxes

Production and property taxes, which primarily consist of property taxes (ad valorem taxes) assessed by local governments, were relatively consistent during the periods presented, ranging from $.07 to $.09 per Mcfe.

Transportation and processing costs

Transportation and processing costs in the second quarter of 2011 were $4 million, or $.51 per Mcfe, compared to $3 million, or $.38 per Mcfe, in the second quarter of 2010. Transportation and processing costs in the first six months of

2011 were $8 million, or $.50 per Mcfe, compared to $5 million, or $.36 per Mcfe, in the first six months of 2010.  The increase in each period was due to additional downstream capacity purchased for our Narraway/Ojay production which came online in late 2010.

General and Administrative Expense

The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Stock-based compensation costs	$(617)	$745	$145	$1,452
Management fees charged by Forest	912	259	2,207	546
Other general and administrative costs	2,469	1,640	5,188	4,292
General and administrative costs capitalized	(180)	(618)	(1,505)	(1,912)
General and administrative expense	$2,584	$2,026	$6,035	$4,378
General and administrative expense per Mcfe	$.30	$.28	$.37	$.32

Stock-based compensation costs

Stock-based compensation costs for the periods presented primarily represent the amortization of the value of stock options and performance and phantom stock units awarded to our employees by Forest as part of its stock incentive plans. The estimated fair value of the phantom stock awards, which are accounted for as a liability since the units can be settled in cash or shares at Forest’s discretion, is adjusted quarterly based on changes in Forest’s stock price.  The decrease in stock-based compensation costs in each 2011 period compared to the corresponding 2010 period is due to a decrease in Forest’s stock price.

Management fees charged by Forest

Management fees charged by Forest were intended to cover various costs incurred by Forest on our behalf, including, among other items, legal, accounting, and treasury services.  The increase in each period in 2011 compared to the corresponding periods in 2010 is primarily due to the costs Forest incurred in preparation for Lone Pine’s initial public offering, which we were obligated to reimburse.

Other general and administrative costs

Other general and administrative costs primarily consist of the salaries and related benefit costs for our employees and office lease costs. Other general and administrative costs increased between the comparable periods primarily as a result of direct costs Lone Pine incurred in preparation for the initial public offering as well as increases in staffing to absorb the additional corporate functions currently provided for us by Forest under a transition services agreement that will end in December 2011. We expect to incur higher general and administrative costs in the future as a result of becoming a stand-alone public company.

General and administrative costs capitalized

Under the full cost method of accounting, general and administrative costs related to exploration and development activities are capitalized.  The decrease in the amount of general and administrative costs capitalized in each period in 2011 compared to 2010 is due to an increase in the amount of general and administrative costs incurred that were not related to exploration and development activities.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the second quarter of 2011 was $21 million, or $2.44 per Mcfe, compared to $16 million, or $2.26 per Mcfe, in the second quarter of 2010. For the six months ended

June 30, 2011, DD&A was $40 million, or $2.48 per Mcfe, compared to $30 million, or $2.18 per Mcfe, for the first six months of 2010. The increase in DD&A is primarily due to a ceiling test write-down (see Note 5 to the Condensed Consolidated Financial Statements for a description of the “ceiling test”) recorded as of March 31, 2009, which reduced our DD&A rate to $1.79 per Mcfe in the quarter immediately following the ceiling test. Our depletion rate has steadily increased since the ceiling test write-down occurred, as we have added proved oil and gas reserves to our depletable base at per-unit rates that have exceeded $1.79 per Mcfe, primarily due to a higher percentage of our capital expenditures directed towards oil projects.

Interest Expense

The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Interest costs	$2,597	$2,071	$4,241	$2,811
Interest costs capitalized	(271)	(294)	(535)	(294)
Interest expense	$2,326	$1,777	$3,706	$2,517

Interest expense presented in the table above was primarily associated with borrowings incurred under our note payable to Forest and our bank credit facility. In December 2009, outstanding balances under our bank credit facility were repaid using proceeds from asset divestitures and borrowings under the note payable to Forest. From December 2009 through the completion of the Offering on June 1, 2011, we primarily utilized borrowings from Forest to supplement our working capital needs.  On June 1, 2011, we used the proceeds from the Offering and borrowed approximately CDN$250 million under our bank credit facility to repay the intercompany note and advances to Forest.  The increase in the interest costs for the second quarter and first six months of 2011 compared to the comparable periods in 2010 is primarily due to an increase in average debt balances during the periods presented, offset by lower average interest rates on the note payable to Forest.

Unrealized Gains on Derivative Instruments

The table below sets forth unrealized gains on derivatives recognized under “Costs, expenses, and other” in our Condensed Consolidated Statements of Operations for the periods indicated. See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Unrealized gains on derivatives
Oil	$(765)	$—	$(765)	$—
Natural Gas	(4,365)	—	(4,365)	—
Unrealized gains on derivatives	$(5,130)	$—	$(5,130)	$—

Other, Net

See Note 9 to the Condensed Consolidated Financial Statements for detail regarding the components of “Other, net” in our Condensed Consolidated Statements of Operations for each period presented.

Foreign Currency Exchange

Realized and unrealized foreign currency exchange gains and losses relate to outstanding indebtedness and advances, which are denominated in U.S. dollars, between Lone Pine and Forest.  On June 1, 2011, we repaid all outstanding indebtedness and advances due to Forest and recognized a realized foreign currency gain of $34 million.  On the same date, we reversed previously recorded unrealized foreign currency gains that had been recognized on the amounts due Forest. The table below sets forth our realized and unrealized foreign currency exchange gains and losses recorded during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Realized foreign currency exchange gains	$(33,892)	$—	$(33,892)	$—
Unrealized foreign currency exchange losses, net	36,360	10,604	28,540	3,954
	$2,468	$10,604	$(5,352)	$3,954

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands, Except Percentages)
Income tax	$7,722	$374	$9,707	$4,363
Effective tax rate	58%	(15)%	47%	26%

Our combined federal and provincial statutory tax rate for the periods presented approximated 26.5% in 2011 and 28% in 2010; however, our effective tax rate varied from (15)% to 58% primarily due to changes in valuation allowances, foreign currency exchange gains and losses taxed at 50% of the statutory rate, and the impact that enacted statutory rate reductions in Canada had on our net deferred tax liabilities.  See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of our taxes at the statutory federal rate to income taxes at our effective rate for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flows from operations, our bank credit facility, and borrowings from Forest as our primary sources of liquidity. Additionally, as market conditions have permitted, we have engaged in non-core asset divestitures. We do not expect to be able to borrow from Forest in the future.

Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flows generated from operations. Natural gas has historically comprised approximately 80% of our production; as a result, our operations and cash flows have been more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow. As of August 2, 2011, we had hedged, via commodity swaps, approximately 7 Bcfe of our total projected production for the second half of 2011, and approximately 14 Bcfe of our total projected 2012 production. This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012. In the future, we may determine to increase or decrease our hedging positions. See Item 3—“Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts.

As noted above, a primary source of liquidity is our bank credit facility, which had a borrowing base of CDN$350 million as of June 30, 2011. This facility has been used to fund daily operations as needed. The credit facility, which matures in March 2016, is secured by a portion of our assets.  See—“Bank Credit Facility” below for further details.  As of June 30, 2011, we had $281 million outstanding (CDN$271 million) under the credit facility at a weighted average interest rate of 3.74%, and as of August 2, 2011, we had $290 million outstanding (CDN$278 million) under the credit facility at a weighted average interest rate of 3.76%.

We also have engaged in asset dispositions as a means of generating additional cash to fund expenditures and enhance our financial flexibility. For example, during 2009, we sold certain non-strategic assets for approximately

$121 million, which proceeds were used to pay off a portion of our outstanding borrowings under our bank credit facility in 2009.

We believe that our cash flows provided by operating activities and the funds available under our expanded credit facility will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures, and our contractual obligations. However, if our revenue and cash flows decrease in the future as a result of a significant decline in commodity prices, we may elect to reduce our planned capital expenditures. We believe that this flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate.

We expect the public capital markets to serve as another source of liquidity; however, for so long as Forest is required to consolidate our results of operations and financial position, we may not incur any additional indebtedness if the incurrence of indebtedness (1) will cause Forest to be in breach or default under any contract or agreement, (2) is reasonably likely, in Forest’s reasonable opinion, to adversely impact Forest’s credit rating, or (3) involves more than $5 million, except that the restriction against the incurrence of additional indebtedness contained in this clause will not restrict our ability to borrow under our bank credit facility. Prior to the later of the spin-off and the expiration of the 180 day lock-up period under the underwriting agreement associated with the Offering, we will be unable to issue any additional stock to fund our exploration, development, and acquisition activities, subject to certain limited exceptions. In addition, without Forest’s prior written consent, we will be restricted in our ability to acquire any business or assets, or sell assets, with an aggregate value in excess of $20 million. Our ability to access the debt and equity capital markets on economic terms will be affected by general economic conditions, the domestic and global financial markets, credit ratings that may be assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

In connection with the spin-off, we have entered into a tax sharing agreement with Forest, under which, for a two-year period following the spin-off, we will be restricted in our ability, among other things, to sell assets outside the ordinary course of business, to issue or sell our common stock or other securities (including securities convertible into our common stock but excluding certain compensation arrangements), or to enter into any other corporate transaction that would cause us to undergo either a 50% or greater change in the ownership of our voting stock or a 50% or greater change in the ownership (measured by value) of all classes of our stock (in either case, taking into account shares issued in the Offering).

Bank Credit Facility

On March 18, 2011, Lone Pine entered into a stand-alone, CDN$500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Lone Pine Credit Facility”). The Lone Pine Credit Facility became effective upon the closing of the Offering, and replaced the existing LPR Canada bank credit facility at such time. The Lone Pine Credit Facility will mature on March 18, 2016. Availability under the Lone Pine Credit Facility is governed by a borrowing base, which is currently CDN$350 million. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Lone Pine Credit Facility could increase or decrease based on such redetermination. In April 2011, the lenders set the borrowing base at CDN$350 million, and the first redetermination is expected to occur on or about October 1, 2011.  In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect. The borrowing base is subject to other automatic adjustments under the Lone Pine Credit Facility. A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Lone Pine Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

(1)                                  the sum of the applicable bankers’ acceptance rate (as determined in accordance with the terms of the credit facility), and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or

(2)                                  the Canadian Prime Rate (as determined in accordance with the terms of the credit facility) plus 75 to 175 basis points, depending on borrowing base utilization.

The Lone Pine Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant. The Lone Pine Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.

Under certain conditions, amounts outstanding under the Lone Pine Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Lone Pine Credit Facility. Subject to notice and cure periods, certain events of default under the Lone Pine Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Lone Pine Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, a failure of the liens securing the Lone Pine Credit Facility, and, until completion of the spin-off, an event of default under Forest’s credit facility.

The Lone Pine Credit Facility is collateralized by Lone Pine’s assets. Under the Lone Pine Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries. LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Lone Pine Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral. Upon completion of the spin-off, the stock of all of Lone Pine’s subsidiaries will be pledged to the lenders to secure the Lone Pine Credit Facility. Until the spin-off is completed, Forest will guarantee the obligations of LPR Canada under the Lone Pine Credit Facility. Following the spin-off, Lone Pine and certain of its other subsidiaries will guarantee the obligations of LPR Canada under the Lone Pine Credit Facility.

Of the CDN$500 million total nominal amount under the Lone Pine Credit Facility, JPMorgan Chase Bank and ten other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Lone Pine Credit Facility. Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity securities, serve as counterparties to LPR Canada’s commodity derivative agreements, and may, in the future, act as agent or directly purchase LPR Canada’s production.

Prior to the effectiveness of the Lone Pine Credit Facility, LPR Canada’s bank credit facility was part of Forest’s combined bank credit facilities (the “Combined Facility”), which consisted of (1) a $1.65 billion U.S. credit facility (the “U.S. Facility”), among Forest and a syndicate of banks led by JPMorgan Chase Bank, N.A., and (2) a $150 million Canadian credit facility (the “Canadian Facility”), among LPR Canada and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. On May 25, 2011, Forest and LPR Canada entered into the Third Amendment to Second Amended and Restated U.S. Credit Agreement, and Termination of Second Amended and Restated Canadian Credit Agreement (the “Amendment”) some of the operative provisions of which became effective on May 25, 2011 and some of the operative provisions of which became effective on June 1, 2011. Pursuant to the Amendment and in connection with the Offering and the effectiveness of the operative provisions of the Lone Pine Credit Facility, the Combined Facility was amended to, among other things, remove any collateral owned by Lone Pine or any of its subsidiaries from the collateral securing the U.S. Facility, terminate the Canadian Facility, terminate various guaranties securing the Canadian Facility, release collateral securing the Canadian Facility, terminate certain liens and mortgages securing the Canadian Facility, and terminate the Second Amended and Restated Intercreditor Agreement, dated as of June 6, 2007, among the lenders specified therein.

Historical Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$29,861	$27,969
Net cash used by investing activities	(205,274)	(133,982)
Net cash provided by financing activities	178,714	96,846

Net cash provided by operating activities is primarily affected by sales volumes, commodity prices, and changes in working capital.  Net cash provided by operating activities in the six months ended June 30, 2011 increased $2 million, compared to the same period in 2010, primarily due to a decreased investment in net operating assets (i.e., working capital).

Net cash used by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and gas properties net of proceeds from the dispositions of oil and gas properties and other capital assets. The increase in net cash used by investing activities in the six months ended June 30, 2011, compared to the same period of 2010, was primarily due to increased exploration, development, and acquisition costs during the six months ended June 30, 2011, including the $79 million acquisition of additional natural gas properties located in the Narraway field in Alberta. The components of net cash used by investing activities for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Exploration, development, and acquisition costs(1)	$(195,383)	$(159,295)
Proceeds from sales of assets	468	25,595
Other fixed asset costs	(10,359)	(282)
Net cash used by investing activities	$(205,274)	$(133,982)

(1)                     Cash paid for exploration, development, and acquisition costs as reflected in the Condensed Consolidated Statements of Cash Flows differs from the reported capital expenditures in the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made as well as non-cash capital expenditures such as capitalized stock-based compensation costs.

For the six months ended June 30, 2011, net cash provided by financing activities of $179 million was primarily derived from net proceeds from bank borrowings of $281 million and net proceeds from the issuance of common stock of $179 million, which were offset by the net repayment of intercompany indebtedness to Forest of $266 million and the $29 million payment to Forest as partial consideration for Forest’s contribution of its direct and indirect ownership interests in LPR Canada to Lone Pine.  For the six months ended June 30, 2010, net cash provided by financing activities was primarily made up of net borrowings and advances from Forest of $94 million. The components of net cash provided by financing activities for the six months ended June 30, 2011 and 2010 is set forth in the following table.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Proceeds from bank borrowings	$610,089	$92,480
Repayments of bank borrowings	(329,116)	(92,480)
Net (repayments)/proceeds (to)/from Forest Oil Corporation advances	(266,434)	94,354
Dividend to Forest Oil Corporation	(29,219)	—
Proceeds from issuance of common stock, net of offering costs	178,502	—
Change in bank overdrafts	12,292	2,513
Proceeds from sale-leaseback	8,160	—
Payment of debt issue costs	(4,228)	—
Other, net	(1,332)	(21)
Net cash provided by financing activities	$178,714	$96,846

Capital Expenditures

Expenditures for property exploration, development, and acquisitions were as follows:

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$104,195	$119,964
Acquisitions and leasehold costs	80,432	37,711
Overhead capitalized	1,505	1,912
Interest capitalized	535	294
Total capital expenditures(1)	$186,667	$159,881

(1)                                Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting. Total capital expenditures also include changes in estimated discounted asset retirement obligations of $.6 million and $(1.1) million recorded during the six months ended June 30, 2011 and June 30, 2010, respectively.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011:

	2011	2012	2013	2014	2015	2016	After 2016	Total
	(In thousands)
Bank debt(1)	$5,510	$10,924	$10,924	$10,924	$10,924	$283,248	$—	$332,454
Amounts due to Forest(2)	1,702	—	—	—	—	—	—	1,702
Operating leases(3)	506	1,507	1,773	1,759	1,754	1,749	10,970	20,018
Capital lease(4)	765	1,530	1,530	1,530	1,530	1,985	—	8,870
Unconditional purchase obligations(5)	4,141	9,050	3,436	166	34	—	—	16,827
Other liabilities(6)	479	53	53	52	54	52	15,429	16,172
Total contractual obligations	$13,103	$23,064	$17,716	$14,431	$14,296	$287,034	$26,399	$396,043

(1)                                  Bank debt consists of the outstanding balance under our credit facility as of June 30, 2011 and the anticipated interest payments and commitment fees due under the terms of the credit facility using the interest rate in effect, borrowings outstanding, and the borrowing base at June 30, 2011. Our credit facility matures in March 2016.

(2)                                  Amounts due to Forest include amounts due under the transition services agreement that Lone Pine entered into with Forest in conjunction with the Offering.

(3)                                  Operating leases consist of leases for office facilities and equipment and vehicles.

(4)                                  Our capital lease is for compressors.

(5)                                  Unconditional purchase obligations consist of firm transportation commitments.

(6)                                  Other liabilities represent current and noncurrent liabilities that are comprised of postretirement benefit obligations and asset retirement obligations, for which neither the timing nor the amount of ultimate settlement can be precisely determined in advance.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than statements of historical or present facts, that address activities, events, outcomes, and other matters that Lone Pine plans, expects, intends, assumes, believes, budgets, predicts, forecasts, projects, estimates, or anticipates (and other similar expressions) will, should, or may occur in the future. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “could,” “should,” “future,” “potential,” “continue,” variations of such words, and similar expressions identify forward-looking statements. These forward- looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements appear in a number of places in this report and include statements with respect to, among other things:

•                  estimates of our oil and natural gas reserves;

•                  estimates of our future oil, natural gas, and NGL production, including estimates of any increases or decreases in our production;

•                  estimates of future capital expenditures;

•                  our future financial condition and results of operations;

•                  our future revenues, cash flows, and expenses;

•                  our access to capital and our anticipated liquidity;

•                  our future business strategy and other plans and objectives for future operations;

•                  our outlook on oil, natural gas, and NGL prices;

•                  the amount, nature, and timing of future capital expenditures, including future development costs;

•                  our ability to access the capital markets to fund capital and other expenditures;

•                  our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations;

•                  the impact of federal, provincial, territorial, and local political, legislative, regulatory, and environmental developments in Canada, where we conduct business operations, and in the United States;

•                  our estimates of additional costs and expenses we may incur as a separate stand-alone company; and

•                  our separation from Forest and Forest’s intention to spin-off its remaining ownership interest in us.

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, and sale of oil and gas. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Prospectus.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this report with the SEC, except as required by law. All forward-looking statements, expressed or implied, included in this Form 10-Q and attributable to Lone Pine are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

RECONCILIATION OF NON-GAAP MEASURE

Adjusted EBITDA

In addition to reporting net earnings (loss) as defined under GAAP, Lone Pine also presents adjusted earnings before interest, income taxes, depreciation, depletion, and amortization (“Adjusted EBITDA”), which is a non-GAAP performance measure. Adjusted EBITDA consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization, as well as other non-cash operating items such as unrealized gains on derivative instruments, unrealized foreign currency exchange losses, accretion of asset retirement obligations, and other items presented in the table below. Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Lone Pine’s calculations thereof may not be comparable to similarly titled measures reported by other companies. By eliminating interest, income taxes, depreciation, depletion, amortization, and other non-cash items from earnings, Lone Pine believes the result is a useful measure across time in evaluating its fundamental core operating performance. Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections. Lone Pine believes that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries. Lone Pine’s management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance. The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings (loss)	$5,589	$(2,877)	$11,077	$12,233
Income tax expense	7,722	374	9,707	4,363
Unrealized gains on derivative instruments, net	(5,130)	—	(5,130)	—
Unrealized foreign currency exchange losses, net	36,360	10,604	28,540	3,954
Realized foreign currency exchange gains, net	(33,892)	—	(33,892)	—
Interest expense	2,326	1,777	3,706	2,517
Accretion of asset retirement obligations	279	258	554	523
Depreciation, depletion, and amortization	20,962	16,374	39,981	29,641
Stock-based compensation	19	—	19	—
Adjusted EBITDA	$34,235	$26,510	$54,562	$53,231

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates, and foreign currency exchange rates as discussed below.

Commodity Price Risk

We produce and sell natural gas, crude oil, and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate. Such effects can be significant. In order to reduce the impact of fluctuations in commodity prices, we make use of a commodity hedging strategy. Under our hedging strategy, we enter into commodity derivative instruments with counterparties who are participants in our credit facility. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2011, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per Bbl	Fair Value (In Thousands)
July 2011 - December 2011	30	$4.85	$2,086	—	$—	$—
Calendar 2012	25	5.09	2,279	500	104.25	765

The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at June 30, 2011 was an asset of approximately $5 million.

Subsequent to June 30, 2011, through August 2, 2011, Lone Pine entered into the following swaps:

Commodity Swaps
	Oil (NYMEX WTI)
Swap Term	Barrels Per Day	Weighted Average Hedged Price per Bbl
August 2011 - December 2011	2,000	$100.29
Calendar 2012	1,500	101.72

Long-Term Sales Contracts

As of June 30, 2011, we have a delivery commitment through October 31, 2014 of approximately 21 Bbtu/d of natural gas, which provides for a sales price equal to NYMEX Henry Hub less $1.49, unless the Henry Hub price exceeds $6.50 per MMBtu, at which point we share the amount of excess equally with the buyer.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the six months ended June 30, 2011. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at June 30, 2011, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

Fair Value of Derivative Contracts
Commodity
(In Thousands)
As of December 31, 2010	$—
Net increase in fair value	5,130
Net contract gains realized	—
As of June 30, 2011	$5,130

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Lone Pine’s debt obligations at June 30, 2011.

2016
(Dollar Amount in Thousands)
Bank credit facility:
Principal	$280,973
Average variable interest rate(1)	3.74%

(1)                                  As of June 30, 2011.

Foreign Currency Exchange Risk

The functional currency of LPR Canada, our operating subsidiary, is the Canadian dollar, and Lone Pine’s functional and reporting currency is the U.S. dollar. Because of this, we are subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing, and investing transactions. We have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Lone Pine and its consolidated subsidiaries is made known to the officers who certify Lone Pine’s financial reports and the Board of Directors.

Our Chief Executive Officer, David M. Anderson, and our Chief Financial Officer, Ed J. Bereznicki, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2011 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Lone Pine’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, or future results. The risks described in the Prospectus are not the only risks facing Lone Pine. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  On May 26, 2011, Forest transferred to Lone Pine its Canadian business in the form of its direct and indirect interests in LPR Canada in exchange for approximately $29 million in cash and 69,999,999 shares of our common stock, par value $.01 per share, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

(b)                                 On June 1, 2011, we completed the Offering pursuant to our registration statement on Form S-1 (File No. 333-171123) declared effective by the SEC on May 25, 2011. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, and TD Securities (USA) LLC acted as joint book-running managers, and J.P. Morgan Securities LLC acted as representative of the underwriters in the Offering.  Pursuant to the registration statement, we registered the offer and sale of up to 17,250,000 shares of our $0.01 par value common stock, which included 15,000,000 shares sold by us in the Offering and 2,250,000 shares subject to an option granted to the underwriters by us to cover over-allotments. The underwriters did not exercise the over-allotment option.  The sale of the shares in the Offering closed on June 1, 2011. The Offering terminated upon completion of the closing.

The proceeds from the Offering, based on the public offering price of $13.00 per share, were approximately $195.0 million, which resulted in net proceeds to us of approximately $178.5 million after deducting estimated expenses and underwriting discounts and commissions of approximately $16.5 million. Lone Pine paid Forest approximately $29 million as partial consideration for the contribution to Lone Pine of Forest’s Canadian business, as described in paragraph (a) above.  The net proceeds, together with borrowings under the Lone Pine Credit Facility, were used to pay approximately $400.5 million due to Forest under an intercompany note and intercompany advances, including accrued interest on each.

Issuer Purchases of Equity Securities

Lone Pine did not repurchase any of its equity securities during the period covered by this report.

Item 6.  EXHIBITS

(a)                                  Exhibits.

1.1

Underwriting Agreement dated May 25, 2011, by and among Lone Pine Resources Inc., Forest Oil Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011.

3.1

Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2

Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to Form S-1 for Lone Pine Resources Inc. filed March 8, 2011 (File No. 333-171123).

4.1

Rights Agreement between Lone Pine Resources Inc. and Mellon Investor Services LLC, as Rights Agent, dated Mary 11, 2011, incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

4.2

Certificate of Designation of Series A Junior Participating Preferred Stock of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 4.2 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

10.1

Lone Pine Resources Inc. 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to Form S-1 for Lone Pine Resources Inc. filed April 8, 2011 (File No. 333-171123)

10.2

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.3

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (in lieu of Restricted Stock) for Canadian Director Grantees, incorporated herein by reference to Exhibit 10.14 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.4

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.5

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.6

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.17 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.7

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.18 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.8

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.9

Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., JPMorgan Chase Bank, N.A., Toronto branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A., as global administrative agent, and the lenders named therein, incorporated herein by reference to Exhibit 4.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.10

Separation and Distribution Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.11

Transition Services Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.12

Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.13

Tax Sharing Agreement dated May 25, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.4 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.14

Employee Matters Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.5 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.15

Form of Lone Pine Resources Inc. Severance Agreement for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.16

Form of Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.17

First Amendment dated April 29, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

*                                         Filed herewith.

+                                         Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++                                  The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE PINE RESOURCES INC. (Registrant)

August 9, 2011	By:	/s/ DAVID M. ANDERSON
David M. Anderson President and Chief Executive Officer (on behalf of the Registrant)

	By:	/s/ ED J. BEREZNICKI
Ed J. Bereznicki Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

1.1

Underwriting Agreement dated May 25, 2011, by and among Lone Pine Resources Inc., Forest Oil Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011.

3.1

Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2

Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to Form S-1 for Lone Pine Resources Inc. filed March 8, 2011 (File No. 333-171123).

4.1

Rights Agreement between Lone Pine Resources Inc. and Mellon Investor Services LLC, as Rights Agent, dated May 11, 2011, incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

4.2

Certificate of Designation of Series A Junior Participating Preferred Stock of Lone Pine Resources Inc., dated May 11, 2011, incorporated herein by reference to Exhibit 4.2 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

10.1

Lone Pine Resources Inc. 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to Form S-1 for Lone Pine Resources Inc. filed April 8, 2011 (File No. 333-171123)

10.2

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.3

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (in lieu of Restricted Stock) for Canadian Director Grantees, incorporated herein by reference to Exhibit 10.14 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.4

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.5

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.6

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.17 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.7

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.18 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 171123).

10.8

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.9

Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., JPMorgan Chase Bank, N.A., Toronto branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A., as global administrative agent, and the lenders named therein, incorporated herein by reference to Exhibit 4.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.10

Separation and Distribution Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.11

Transition Services Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.12

Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.13

Tax Sharing Agreement dated May 25, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.4 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.14

Employee Matters Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.5 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.15

Form of Lone Pine Resources Inc. Severance Agreement for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.16

Form of Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.17

First Amendment dated April 29, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

*                                         Filed herewith.

+                                         Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++                                  The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section