Form 10-Q
period 2011-09-30
Lone Pine Resources Inc.
filed 2011-11-08
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 8, 2011 there were 85,026,202 shares of the registrant’s common stock, par value $.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

September 30, 2011

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Share Amounts)

	September 30, 2011	December 31, 2010
		(Restated)
ASSETS
Current assets:
Cash	$865	$576
Accounts receivable	24,974	33,405
Derivative instruments	24,758	—
Prepaid expenses and other current assets	5,222	6,168
Total current assets	55,819	40,149
Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,123,553 and $1,125,482	627,535	479,595
Unproved	132,311	105,520
Net oil and gas properties	759,846	585,115
Other property and equipment, net of accumulated depreciation and amortization of $8,697 and $8,059	61,356	60,290
Net property and equipment	821,202	645,405
Goodwill	16,531	17,422
Derivative instruments	4,973	—
Other assets	12,628	12,215
	$911,153	$715,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,156	$42,202
Advances and accrued interest payable to Forest Oil Corporation	34	39,040
Note payable to Forest Oil Corporation	—	250,183
Capital lease obligation	1,089	—
Other current liabilities	5,043	3,445
Total current liabilities	77,322	334,870
Bank credit facility	273,798	—
Asset retirement obligations	14,428	13,741
Deferred income taxes	72,760	57,560
Capital lease obligation	5,755	—
Other liabilities	1,252	3,636
Total liabilities	445,315	409,807
Stockholders’ equity:
Common stock, 85,026,202 and 2,160 shares issued and outstanding	850	—
Capital surplus	871,782	144,813
Retained earnings (accumulated deficit)	(472,883)	66,570
Accumulated other comprehensive income	66,089	94,001
Total stockholders’ equity	465,838	305,384
	$911,153	$715,191

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
				(Restated)
Revenues:
Oil and gas sales	$50,292	$35,190	$137,808	$110,852
Interest and other	6	3	26	12
Total revenues	50,298	35,193	137,834	110,864
Costs, expenses, and other:
Lease operating expenses	9,066	6,575	26,273	18,152
Production and property taxes	679	625	1,905	1,872
Transportation and processing costs	4,157	2,908	12,172	7,861
General and administrative	3,508	1,895	9,542	6,273
Depreciation, depletion, and amortization	20,799	15,875	60,780	45,516
Interest expense on borrowings from Forest Oil Corporation	93	2,558	2,559	4,883
Interest expense	3,000	82	4,240	274
Foreign currency exchange losses (gains), net	(28)	(9,244)	(5,381)	(5,290)
Losses (gains) on derivative instruments	(28,498)	—	(33,629)	—
Other, net	261	449	1,328	1,257
Total costs, expenses, and other	13,037	21,723	79,789	80,798
Earnings before income taxes	37,261	13,470	58,045	30,066
Income tax	9,372	2,038	19,079	6,401
Net earnings	$27,889	$11,432	$38,966	$23,665
Basic earnings per common share	$.33	$.16	$.51	$.34
Diluted earnings per common share	$.33	$.16	$.51	$.34

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands)

	Common Stock		Capital	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Surplus	Deficit)	Income	Equity
Balances at December 31, 2010 (Restated)	2	$—	$144,813	$66,570	$94,001	$305,384
Stock dividend to Forest Oil Corporation	—	—	578,419	(578,419)	—	—
Stock issued to Forest Oil Corporation for its contribution of its direct and indirect interests in Lone Pine Resources Canada Ltd.	69,998	700	(700)	—	—	—
Cash distribution to Forest Oil Corporation for its contribution of its direct and indirect interests in Lone Pine Resources Canada Ltd.	—	—	(29,219)	—	—	(29,219)
Issuance of common stock, net of offering costs	15,000	150	178,025	—	—	178,175
Capital contribution from Forest Oil Corporation	—	—	395	—	—	395
Restricted stock issued (net of forfeitures)	26	—	—	—	—	—
Amortization of stock-based compensation	—	—	49	—	—	49
Comprehensive earnings:
Net earnings	—	—	—	38,966	—	38,966
Foreign currency translation	—	—	—	—	(27,912)	(27,912)
Total comprehensive earnings	—	—	—	—	—	11,054
Balances at September 30, 2011	85,026	$850	$871,782	$(472,883)	$66,089	$465,838

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
		(Restated)
Operating activities:
Net earnings	$38,966	$23,665
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	60,780	45,516
Deferred income tax	19,079	6,401
Unrealized gains on derivative instruments	(30,141)	—
Unrealized foreign currency exchange losses, net	28,488	(5,290)
Realized foreign currency exchange gains	(33,869)	—
Other, net	1,624	1,132
Changes in operating assets and liabilities:
Accounts receivable	7,432	611
Prepaid expenses and other current assets	3,523	(8,937)
Accounts payable and accrued liabilities	1,585	(4,209)
Accrued interest and other current liabilities	(23,800)	5,822
Net cash provided by operating activities	73,667	64,711
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	(244,423)	(171,577)
Other fixed assets	(11,515)	(16,109)
Proceeds from sales of assets	468	27,589
Net cash used by investing activities	(255,470)	(160,097)
Financing activities:
Proceeds from bank borrowings	1,509,734	101,198
Repayments of bank borrowings	(1,212,380)	(101,198)
Net (repayments)/proceeds (to)/from Forest Oil Corporation	(268,012)	94,768
Dividend to Forest Oil Corporation	(29,219)	—
Proceeds from issuance of common stock, net of offering costs	178,175	—
Change in bank overdrafts	1,270	140
Proceeds from sale-leaseback	8,160	—
Payment of debt issue costs	(4,791)	—
Other, net	(1,844)	(33)
Net cash provided by financing activities	181,093	94,875
Effect of exchange rate changes on cash	999	486
Net increase (decrease) in cash	289	(25)
Cash at beginning of period	576	8,946
Cash at end of period	$865	$8,921
Cash paid during the period for:
Interest	$4,594	$338
Interest on borrowings from Forest Oil Corporation	24,203	—
Income taxes	—	—

See accompanying Notes to Condensed Consolidated Financial Statements.

LONE PINE RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lone Pine Resources Inc. (“Lone Pine” or the “Company”) is an independent oil and gas exploration, development, and production company with operations in Canada within the provinces of Alberta, British Columbia, and Quebec, and in the Northwest Territories.  Lone Pine was incorporated on September 30, 2010 by Forest Oil Corporation (“Forest”) in contemplation of an initial public offering by Lone Pine (the “Offering”) of Lone Pine’s common stock with Forest subscribing for one share of Lone Pine common stock.  Lone Pine’s predecessor, Lone Pine Resources Canada Ltd. (“LPR Canada”), formerly known as Canadian Forest Oil Ltd., was a wholly-owned subsidiary of Forest and certain of Forest’s other wholly-owned subsidiaries, and was originally acquired by Forest in 1996.  Forest contributed its direct and indirect ownership interests in LPR Canada to Lone Pine in conjunction with the Offering in exchange for 69,999,999 million shares of common stock of Lone Pine and $29.2 million in cash.  The Offering was completed on June 1, 2011, with Forest retaining a controlling interest in Lone Pine, owning 70 million shares of Lone Pine common stock representing approximately 82% of the outstanding shares of Lone Pine common stock.  See Note 12 for more information on the Offering.

Immediately prior to the completion of the Offering, Lone Pine entered into agreements with Forest relating to the separation of its business operations form Forest.  These agreements govern various interim and ongoing relationships with Forest and include a transition services agreement, which terminates on December 1, 2011, as well as a separation and distribution agreement, a tax sharing agreement, and an employee matters agreement.

On September 30, 2011, Forest paid a special stock dividend to its shareholders of the 70 million shares of common stock of Lone Pine owned by Forest (the “Distribution”).  The Distribution was made on September 30, 2011 to all Forest shareholders of record as of the close of business on September 16, 2011, with Forest shareholders receiving 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held as of the record date.  Forest shareholders received cash in lieu of fractional shares.  See Note 12  for more information on the Distribution.

Basis of Presentation

The Condensed Consolidated Financial Statements included herein include the following:

•                  the September 30, 2011 balance sheet of Lone Pine and its wholly-owned consolidated subsidiaries, including LPR Canada;

•                  the December 31, 2010 balance sheets of LPR Canada, as Lone Pine’s predecessor, and Lone Pine, which were combined to form the restated December 31, 2010 Lone Pine balance sheet;

•                  Statements of operations for the three and nine months ended September 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the results of operations of LPR Canada for the period prior to Forest’s contribution of LPR Canada to Lone Pine immediately prior to the Offering;

•                  Statements of operations for the three and nine months (restated) ended September 30, 2010 for LPR Canada, as Lone Pine’s predecessor;

•                  Statement of cash flows for the nine months ended September 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the cash flows of LPR Canada for the period prior to Forest’s contribution of LPR Canada to Lone Pine immediately prior to the completion of the Offering;

•                  Statement of cash flows for the nine months ended September 30, 2010 (restated) for LPR Canada, as Lone Pine’s predecessor; and

•                  Statement of stockholders’ equity for the nine months ended September 30, 2011 for Lone Pine and its wholly-owned consolidated subsidiaries, including the equity transactions of LPR Canada for the period prior to the completion of the Offering.

Financial and other information disclosed herein relating to the time prior to Lone Pine’s inception (September 30, 2010) reflects the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine’s predecessor LPR Canada.  Financial and other information disclosed relating to the period from Lone Pine’s inception through the completion of the Offering (June 1, 2011) reflects the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and Lone Pine’s predecessor LPR Canada on a combined basis.  Financial and other information disclosed relating to the period subsequent to and including June 1, 2011 reflects the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and its consolidated subsidiaries.  In the statement of operations and the statement of cash flows for the nine months ended September 30, 2010, certain immaterial amounts have been changed from amounts originally presented to reflect historical activities of a subsidiary that was acquired in May, 2011.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made that are necessary for a fair presentation of the financial position of Lone Pine at September 30, 2011, and the results of its operations, its cash flows, and changes in its stockholders’ equity for the periods presented.  Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in the price of oil, natural gas, and natural gas liquids and the impact the prices have on Lone Pine’s revenues and derivative instrument fair values.

In the course of preparing the Condensed Consolidated Financial Statements, management makes various assumptions, judgments, and estimates to determine the reported amounts of assets, liabilities, revenues, and expenses, and in the disclosures of commitments and contingencies.  Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.

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

Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts, if any, that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares (e.g. stock options, unvested restricted stock grants, and unvested phantom stock units that may be settled in shares).  No potential common shares shall be included in the computation of any diluted per share amount when a net loss exists.  Unvested restricted stock grants and participating phantom stock units issued to directors were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 as their inclusion would have an antidilutive effect.  There were no potential common shares outstanding for the three and nine months ended September 30, 2010.

Lone Pine issued 69,999,999 shares of common stock to Forest as partial consideration for Forest’s contribution of its direct and indirect ownership interests in LPR Canada in connection with the Offering.  This recapitalization, effected immediately prior to the Offering, is treated similar to a stock dividend in that the computations of basic and diluted earnings per share have been adjusted retroactively for all periods presented to reflect this change in capital structure.  See Note 12 for more information on the Offering and the Distribution.

The following sets forth the calculation of basic and diluted earnings (loss) per share for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings	$27,889	$11,432	$38,966	$23,665
Net earnings attributable to participating securities	(9)	—	(6)	—
Net earnings attributable to common stock for basic and diluted earnings per share	$27,880	$11,432	$38,960	$23,665
Weighted average common shares outstanding during the period for basic earnings per share	85,000	70,000	76,703	70,000
Dilutive effects of potential common shares	—	—	—	—
Weighted average common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	85,000	70,000	76,703	70,000
Basic earnings per common share	$.33	$.16	$.51	$.34
Diluted earnings per common share	$.33	$.16	$.51	$.34

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) is a term used to refer to net earnings (loss) plus other comprehensive income.  Other comprehensive income is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net earnings (loss).  Lone Pine’s other comprehensive income for the three and nine months ended September 30, 2011 and 2010 includes net foreign currency gains and losses related to the translation of the assets and liabilities of its Canadian operations to U.S. dollars.

The components of comprehensive earnings (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings	$27,889	$11,432	$38,966	$23,665
Other comprehensive income:
Foreign currency translation (losses) gains (net of tax $0)	(38,383)	8,935	(27,912)	5,201
Total comprehensive earnings (loss)	$(10,494)	$20,367	$11,054	$28,866

(3) STOCK-BASED COMPENSATION

The table below sets forth total stock-based compensation recorded during the three and nine months ended September 30, 2011 and 2010, and the remaining unamortized amounts and weighted average amortization period as of September 30, 2011.  Stock-based compensation costs in 2010 and 2011 include costs recorded for Lone Pine employees participating in Forest’s stock incentive plans.  In addition, the three months and nine months ended September 30, 2011 include costs associated with Lone Pine employees and directors participating in Lone Pine’s own stock incentive plan.

	Restricted Stock	Performance Units	Phantom Stock Units	Total
	(In Thousands)
Three months ended September 30, 2011:
Total stock-based compensation costs	$30	$237	$1,035	$1,302
Less: stock-based compensation costs capitalized	—	(100)	(600)	(700)
Stock-based compensation costs expensed	$30	$137	$435	$602
Nine months ended September 30, 2011:
Total stock-based compensation costs	$49	$301	$1,097	$1,447
Less: stock-based compensation costs capitalized	—	(127)	(490)	(617)
Stock-based compensation costs expensed	$49	$174	$607	$830
Unamortized stock-based compensation costs	$200	$—	$2,932	$3,132
Weighted average amortization period remaining	.8 years	—	1.7 years	1.7 years
Three months ended September 30, 2010:
Total stock-based compensation costs	$—	$29	$591	$620
Less: stock-based compensation costs capitalized	—	(12)	(381)	(393)
Stock-based compensation costs expensed	$—	$17	$210	$227
Nine months ended September 30, 2010:
Total stock-based compensation costs	$—	$62	$2,010	$2,072
Less: stock-based compensation costs capitalized	—	(26)	(1,162)	(1,188)
Stock-based compensation costs expensed	$—	$36	$848	$884

As a result of the Distribution, Lone Pine’s employees were deemed to have been involuntarily terminated under the terms of their phantom stock unit and performance unit agreements awarded under Forest’s stock incentive plans, and their awards under those agreements vested in full.  The phantom stock unit awards were paid, subject to adjustment to account for the Distribution, in accordance with those terms.  The aggregate amount paid pursuant to the vesting of such awards was $3.2 million.  The performance unit awards, which were to be settled in shares of Forest common stock, were not paid because the performance criteria were not met.

Stock Options

The following table summarizes stock option activity for Lone Pine employees in Forest’s stock incentive plans for the nine months ended September 30, 2011.  There have been no options granted under Lone Pine’s stock incentive plan as of September 30, 2011.

	Number of Options to Purchase Forest Common Shares	Weighted Average Exercise Price — Forest Common Shares	Aggregate Intrinsic Value (In Thousands)(1)	Number of Options Exercisable
Outstanding at January 1, 2011	52,969	$19.97	$962	52,969
Granted	—
Exercised	(14,038)	18.35	79
Cancelled	—
Outstanding at September 30, 2011	38,931	$20.55	$—	38,931

(1)          The intrinsic value of a stock option is the amount by which the market value of the underlying stock, as of the date outstanding or exercised, exceeds the exercise price of the option.  Under terms of the employee matters agreement among Lone Pine, LPR Canada and Forest, Lone Pine will bear the cost of any benefits arising out of Lone Pine employees exercising their stock options prior to December 31, 2011.

Restricted Stock, Performance Stock Units, and Phantom Stock Units

The following table summarizes the restricted stock and phantom stock unit activity in Lone Pine’s stock incentive plan for the nine months ended September 30, 2011.  The forfeitures of restricted stock awards and phantom stock units were the result of a director and employees resigning prior to their awards vesting.  There have been no performance stock units granted under Lone Pine’s stock incentive plan as of September 30, 2011.

	Restricted Stock			Phantom Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value of Lone Pine Common Shares	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value of Lone Pine Common Shares	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	—	$—		—	$—
Awarded	33,895	10.33		576,633	11.76
Vested	—	—		—	—
Forfeited	(7,693)	13.00		(15,100)	12.43
Unvested at September 30, 2011	26,202	$9.54	$250	561,533	$11.74	$6,592

(1)                                  Of the unvested phantom stock units at September 30, 2011, the 30,049 units granted to Canadian resident directors must be settled in shares of Lone Pine common stock, while the remaining 531,484 units granted to Lone Pine officers and employees must be settled in cash.  Subsequent to September 30, 2011, 82,034 phantom stock units which may be settled in Lone Pine common stock or cash were issued to a new officer of Lone Pine.  The phantom stock units to be settled in cash have been accounted for as a liability within the Condensed Consolidated Financial Statements.

The following table summarizes the performance stock unit and phantom stock unit activity for Lone Pine employees in Forest’s stock incentive plans for the nine months ended September 30, 2011. There have been no restricted stock grants to Lone Pine employees under Forest’s stock incentive plans for the nine months ended September 30, 2011.

	Performance Units			Phantom Stock Units
	Number of Units	Weighted Average Grant Date Fair Value of Forest Oil Common Shares	Vest Date Fair Value (In Thousands)	Number of Units(1)	Weighted Average Grant Date Fair Value of Forest Oil Common Shares	Vest Date Fair Value (In Thousands)
Unvested at January 1, 2011	12,500	$31.63		282,830	$29.09
Awarded	—	—		500	28.24
Vested	—	—	$—	(46,050)	60.72	$1,258
Forfeited	—	—		(11,775)	21.60
Unvested before September 30, 2011	12,500	31.63		225,505	$23.02
Distribution adjustment factor(2)	1.52			1.52
Adjusted Units	19,000	20.81		342,765	$15.15
Vested on Distribution	(19,000)	$20.81	$395	(342,765)	15.15	$3,246
Balance at September 30, 2011	—			—

(1)                                  All of the phantom stock units that vested at September 30, 2011 were subsequently settled in cash with the exception of 300 units, which were settled in shares of Forest common stock.

(2)                                  Under terms of the employee matters agreement entered into among Lone Pine, LPR Canada and Forest, the adjustment to the number of outstanding units was determined based on a formula which referenced the Forest common stock price for a time period both prior to and subsequent to September 30, 2011.  Lone Pine was obligated to pay employees for the value of the phantom stock units that vested.  No payout occurred for the performance units because the performance criteria were not met.

(4) DEBT

The components of debt are as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)
Credit Facility	$273,798	$—
Note payable to Forest Oil Corporation(1)	—	250,183
Debt Principal	$273,798	$250,183

(1)                                  In June 2011, the Company repaid all amounts outstanding on the note payable to Forest using proceeds from the completion of the Offering and borrowings under the bank credit facility.

Bank Credit Facility

On March 18, 2011, Lone Pine entered into a CDN$500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Credit Facility”).  The Credit Facility became effective upon the closing of the Offering, and replaced the existing LPR Canada bank credit facility at such time.  The Credit Facility will mature on March 18, 2016.  Availability under the Credit Facility is governed by a borrowing base, which is currently CDN$425 million.  The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Credit Facility could increase or decrease based on such redetermination.  In September 2011, the lenders increased the borrowing base from CDN$350 million to CDN$425 million at the first redetermination of the borrowing base.  The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2012.  In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect.  The borrowing base is subject to other automatic adjustments under the Credit Facility.  A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

(1) the sum of the applicable bankers’ acceptance rate (as determined in accordance with the terms of the Credit Facility), and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or

(2) the Canadian Prime Rate (as determined in accordance with the terms of the Credit Facility) plus 75 to 175 basis points, depending on borrowing base utilization.

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant.  The Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.

Under certain conditions, amounts outstanding under the Credit Facility may be accelerated.  Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.  Subject to notice and cure periods, certain events of default under the Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders.  Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.

The Credit Facility is collateralized by Lone Pine’s assets.  Under the Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries.  LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral.  The stock of all of Lone Pine’s subsidiaries has been pledged to the lenders to secure the Credit Facility.  Lone Pine and certain of its other subsidiaries have guaranteed the obligations of LPR Canada under the Credit Facility.

Of the CDN$500 million total nominal amount under the Credit Facility, JPMorgan Chase Bank and 10 other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Credit Facility.  Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity securities, serve as counterparties to LPR Canada’s commodity derivative agreements, and may, in the future, act as agent or directly purchase LPR Canada’s production.

As of September 30, 2011, there were outstanding borrowings of $274 million (CDN$287 million) under the Credit Facility.

Note Payable to Forest

In 2004, LPR Canada entered into a promissory note with Forest.  The note, as amended, limited the principal amount outstanding at one time to $500 million and called for principal amounts to be repaid upon Forest’s demand or, failing such demand, on November 11, 2014.  Proceeds from the Offering and borrowings under the Credit Facility were used to repay the note in June 2011, and the note was cancelled.  The interest rate charged on borrowings under the note during the periods presented was set at three-month LIBOR plus two times Forest’s credit default swap rate, with such interest rate being reset on the first day of each quarter.

(5) PROPERTY AND EQUIPMENT

Acquisition

On April 29, 2011, the Company completed the acquisition of certain natural gas properties located in the Narraway/Ojay area for $79 million using funds advanced by Forest under LPR Canada’s promissory note payable to Forest.  The acquisition increased the Company’s working interests in certain properties already owned and operated by the Company in the Narraway/Ojay area and provided additional capacity in gathering systems and a gas plant in the Narraway/Ojay area.  The acquisition was accounted for using the acquisition method of accounting, which requires the assets and liabilities acquired to be recorded at their fair values at the date of acquisition.  The provisional estimate of fair values is as follows (in thousands):

Proved properties	$55,005
Unproved properties	15,516
Gas plant/pipelines	8,453
Asset retirement obligations	(102)
$78,872

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and gas properties.  All of the Company’s oil and gas operations are conducted in Canada.  All costs incurred in the acquisition, exploration, and development of properties (including costs of surrendered and abandoned leaseholds, delay lease rentals, dry holes, and overhead related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement, and abandonment activities are capitalized.  During the three months ended September 30, 2011 and 2010, Lone Pine capitalized $1.9 million and $1.5 million of general and administrative costs (including stock-based compensation), respectively.  During the nine months ended September 30, 2011 and 2010, Lone Pine capitalized $3.4 million and $3.5 million of general and administrative costs (including stock-based compensation), respectively. Interest costs related to significant unproved properties that are under development are also capitalized to oil and gas properties. During each of the three months ended September 30, 2011 and 2010, Lone Pine capitalized $.2 million and $.2 million respectively of interest costs attributed to unproved properties.  During the nine months ended September 30, 2011 and 2010, Lone Pine capitalized $.7 million and $.5 million, respectively, of interest costs attributed to unproved properties.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves.  Unproved properties are assessed periodically to ascertain whether impairment has occurred.  Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties, and estimated discounted future net cash flows from the properties.  Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk adjusted as appropriate.  Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment.  The amount of impairment assessed is added to the costs to be amortized, or is reported as a period expense, as appropriate.  At September 30, 2011, total costs of $132 million were excluded from the full cost pool for depletion calculation purposes.

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

The Company’s assets recorded under capital leases are set forth in the table below.

September 30, 2011
(In Thousands)
Compressors	$8,008
Less accumulated amortization(1)	(582)
Impact of foreign currency exchange rate	(602)
$6,824

(1)                                  Amortization of assets recorded under capital leases is included in the Condensed Consolidated Statement of Operations as “Depreciation, depletion, and amortization.”

The Company’s future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, are set forth in the table below.

September 30, 2011
(In Thousands)
2011	$352
2012	1,408
2013	1,408
2014	1,408
2015	1,408
2016	1,826
Total minimum lease payments	$7,810
Less amount representing interest(1)	(966)
Present value of net minimum lease payments(2)	$6,844

(1)                                  Amount necessary to reduce net minimum lease payments to present value.

(2)                                  Reflected in the Condensed Consolidated Balance Sheet as current and noncurrent “Capital lease obligations” of $1.1 million and $5.8 million, respectively.

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

The following table summarizes the activity for Lone Pine’s asset retirement obligations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Asset retirement obligations at beginning of period	$14,181	$14,816
Accretion expense	768	774
Liabilities incurred	122	396
Liabilities assumed	102	—
Liabilities settled	(175)	(165)
Disposition of properties	—	(1,006)
Revisions of estimated liabilities	670	(1,399)
Impact of foreign currency exchange rate	(823)	195
Asset retirement obligations at end of period	14,845	13,611
Less: current asset retirement obligations	(417)	(184)
Long-term asset retirement obligations	$14,428	$13,427

(7) FAIR VALUE MEASUREMENTS

The Company’s assets measured at fair value on a recurring basis at September 30, 2011 are set forth in the table below.  The Company has no liabilities measured at fair value on a recurring basis at September 30, 2011.

Description	Using Significant Other Observable Inputs (Level 2)(1)
(In Thousands)
Assets:
Derivative instruments(2)
Commodity	$29,731
Total assets	$29,731

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

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value(1)	Carrying Amount	Fair Value(1)
			(Restated)
	(In Thousands)
Assets:
Cash	$865	$865	$576	$576
Accounts receivable	24,974	24,974	33,405	33,405
Derivative instruments	29,731	29,731	—	—
Liabilities:
Credit facility	273,798	273,798	—	—
Advances payable to Forest Oil Corporation	34	34	17,961	17,961
Accounts payable and accrued liabilities	71,156	71,156	42,202	42,202
Capital lease obligations	6,844	6,844	—	—
Note payable to Forest Oil Corporation	$—	$—	$250,183	$250,183

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

(8) DERIVATIVE INSTRUMENTS

Commodity Derivatives

During the nine months ended September 30, 2011, Lone Pine entered into commodity swap derivative instruments as an attempt to moderate the effects of wide fluctuations in commodity prices on Lone Pine’s cash flow and to manage the exposure to commodity price risk.  Lone Pine’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, Lone Pine has elected not to designate its derivatives as hedging instruments for accounting purposes.  As such, Lone Pine recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statement of Operations.

The table below sets forth Lone Pine’s outstanding commodity swaps as of September 30, 2011.

Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Swap Term	Bbtu Per Day	Weighted Average Hedged Price per MMBtu	Barrels Per Day	Weighted Average Hedged Price per Bbl
October 2011 - December 2011	30	$4.85	2,000	$100.29
Calendar 2012	25	5.09	2,000	102.35

As of November 8, 2011, Lone Pine has not entered into any additional commodity swaps.

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

	September 30, 2011	December 31, 2010
	(In Thousands)
Assets:
Commodity derivatives:
Current assets: derivative instruments	$24,758	$—
Derivative instruments	4,973	—
	$29,731	$—

The table below shows the amount of derivative instrument gains and losses reported in the Condensed Consolidated Statements of Operations as “Losses (gains) on derivative instruments” for the periods indicated.  All of these gains relate to commodity derivatives, which are not designated as hedging instruments for accounting purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Realized gains on derivative instruments	$(3,488)	$—	$(3,488)	$—
Unrealized gains on derivative instruments	(25,010)	—	(30,141)	—
Total gains on derivative instruments	$(28,498)	$—	$(33,629)	$—

Due to the volatility of natural gas and liquids prices, the estimated fair values of Lone Pine’s commodity derivative instruments are subject to large fluctuations from period to period.

Credit Risk

Lone Pine executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions.  Additionally, Lone Pine executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties’ requirements and the specific types of derivatives to be traded.  As of September 30, 2011, all of the derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility, which provides that any security granted under the Credit Facility shall also extend to and be available to those lenders that are counterparties to derivative transactions with Lone Pine.  None of these counterparties require collateral beyond that already pledged under the Credit Facility.

The ISDA Master Agreements and Schedules contain cross-default provisions whereby a default under the Credit Facility will also cause a default under the derivative agreements.  Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.  In addition, bankruptcy and insolvency events with respect to Lone Pine or certain of its subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.  None of these events of default are specifically credit-related, but some could arise if there were a general deterioration of Lone Pine’s credit.  The ISDA Master Agreements and Schedules contain a further credit-related termination event that would occur if Lone Pine were to merge with another entity and the creditworthiness of the resulting entity was materially weaker than that of Lone Pine.

Lone Pine’s derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.  Lone Pine does not require the posting of collateral for its benefit under its derivative agreements. However, Lone Pine’s ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party’s obligations.  These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty.  If all counterparties failed, Lone Pine would be exposed to a risk of loss equal to this net amount owed to Lone Pine, the fair value of which was $29.7 million at September 30, 2011.  If Lone Pine suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements.  At September 30, 2011, Lone Pine did not owe a net derivative liability to any counterparty.  In the absence of netting provisions, at September 30, 2011, Lone Pine would be exposed to an aggregate risk of loss of $29.7 million under its derivative agreements and Lone Pine’s derivative counterparties would not be exposed to a risk of loss.

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

(9) COSTS, EXPENSES, AND OTHER

Other, Net

The table below sets forth the components of “Other, net” in the Condensed Consolidated Statements of Operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Accretion of asset retirement obligations	$214	$251	$768	$774
Other, net	47	198	560	483
	$261	$449	$1,328	$1,257

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Canadian federal income tax at 16.5% and 18.0% for 2011 and 2010, respectively, of income before income taxes	$6,148	$2,407	$9,577	$5,394
Canadian provincial income taxes at 10% for all periods	3,726	1,337	5,804	2,997
Foreign currency translation gains and losses taxed at 50% of statutory rates	—	(1,090)	(575)	(553)
Initial public offering cost deductions	92	—	(2,876)	—
Change in the valuation allowance for deferred tax assets	243	(317)	7,974	(495)
Effect of future Canadian statutory rate reductions	(574)	(300)	(895)	(917)
Other	(263)	1	70	(25)
Total income tax	$9,372	$2,038	$19,079	$6,401

(11)         RELATED PARTY TRANSACTIONS

Forest has historically provided to Lone Pine corporate services such as executive oversight, insurance and risk management, treasury, information technology, legal, accounting, tax, marketing, corporate engineering, human resources, and other services for which Forest charged Lone Pine management and insurance fees.  The management and insurance fees and other costs incurred by Forest on Lone Pine’s behalf, such as direct costs associated with acquisition and divestiture activities, settlements of equity compensation awards to Lone Pine employees, and other general and administrative expenses, such as travel and legal, were accrued in a payable due to Forest, which was classified as a current liability within the consolidated balance sheet.  Interest accrued on this balance, except for the portion attributable to equity compensation awards, at the prime interest rate plus 5% per annum.  In addition to the payable due to Forest as discussed above, Lone Pine had a promissory note to Forest, under which Lone Pine could borrow up to $500 million.  This balance was paid off in June 2011 with the proceeds from the Offering and borrowings under the Credit Facility.  On June 1, 2011, Forest and Lone Pine entered into a transition services agreement, pursuant to which Forest agreed to provide to Lone Pine, on a transitional basis, certain corporate services consistent with the services previously provided to Lone Pine. The charges for the transition services generally are intended to allow Forest to fully recover the costs directly associated with providing the services to Lone Pine, plus all out-of-pocket costs and expenses, without profit.  The charges of each of the transition services generally will be based on the product of (1) the number of hours each applicable Forest employee bills during the billing month, and (2) such employee’s total hourly compensation (based on his or her base salary plus applicable burden and bonus).  By its terms, the transition services agreement will terminate on December 1, 2011.

The amounts due to Forest as of the dates presented were as follows:

	September 30, 2011	December 31, 2010
		(Restated)
	(In Thousands)
Interest bearing advances	$—	$13,875
Non-interest bearing advances (1)	31	4,086
Accrued interest on interest bearing advances	3	850
Accrued interest on note payable	—	20,229
Advances and accrued interest payable to Forest Oil Corporation	34	39,040
Note payable to Forest Oil Corporation	—	250,183
Total due to Forest Oil Corporation	$34	$289,223

(1)           Prior to the completion of the Distribution, Forest forgave $.4 million of amounts owing.  This was a non cash transaction relating to amounts Forest had charged Lone Pine for Performance Stock Units that vested under the employee matters agreement.  The performance criteria were not met so the shares were not issued.

The amounts of management and insurance fees and other reimbursable costs billed by Forest to Lone Pine and included in Lone Pine’s Condensed Consolidated Financial Statements for the periods presented are shown in the table below.  This table does not include amounts due to Forest for stock-based compensation costs or interest charges. See Note 3 for more information on stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Management and insurance fees	$262	$435	$2,522	$1,448
Other	(118)	36	103	1,488
	$144	$471	$2,625	$2,936

Immediately prior to the completion of the Offering, Lone Pine entered into agreements with Forest relating to the separation of its business operations form Forest.   These agreements govern various interim and ongoing relationships with Forest and include the transition services agreement, as well as a separation and distribution agreement, a tax sharing agreement, and an employee matters agreement.  The separation and distribution agreement contained key provisions related to Lone Pine’s separation from Forest, the Offering and the Distribution.  The tax sharing agreement governs the respective rights, responsibilities, and obligations of Lone Pine and Forest with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes.  The employee matters agreement allocates liabilities and responsibilities relating to Lone Pine’s and Forest’s current and former employees and their participation in certain benefit plans.  See note 3 for additional information regarding the employee matters agreement, as it relates to stock-based compensation and note 12 for more information on the Distribution with Forest.

(12)       STOCKHOLDERS’ EQUITY

Equity Transactions with Forest

In May 2011, as part of a corporate restructuring in anticipation of the Offering, LPR Canada declared a stock dividend to Forest in the amount of $578.4 million.  As consideration for Forest’s contribution of its direct and indirect interests in LPR Canada to Lone Pine, Lone Pine issued 69,999,999 million shares of common stock and paid $29.2 million in cash to Forest.  Forest also made an additional capital contribution of $.4 million during the quarter.

Initial Public Offering

In December 2010, Forest announced its intention to separate its Canadian operations through an initial public offering of up to 19.9% of the common stock of its wholly-owned subsidiary, Lone Pine, which would hold Forest’s ownership interests in its Canadian operations, followed by a distribution, or spin-off, of the remaining shares of Lone Pine held by Forest to its shareholders.  On June 1, 2011, Lone Pine completed an initial public offering of 15 million shares of its common stock at a price of $13.00 per share ($12.22 per share, net of underwriting discounts and commissions).  Upon completion of the Offering, Forest retained controlling interest in Lone Pine, owning 82% of the outstanding shares of Lone Pine’s common stock.  The net proceeds from the Offering, after deducting underwriting discounts and commissions and offering expenses, received by Lone Pine were approximately $178.2 million.  Lone Pine used the net proceeds to pay $29.2 million to Forest as partial consideration for Forest’s contribution of Forest’s direct and indirect interest in its Canadian operations.  Additionally, Lone Pine used the remaining net proceeds and borrowings under the Credit Facility to repay Lone Pine’s and LPR Canada’s outstanding indebtedness owed to Forest, including intercompany advances and accrued interest, of $400.5 million.

Distribution

On September 30, 2011, Forest paid a special stock dividend to its shareholders of the 70 million shares of common stock of Lone Pine owned by Forest.  The Distribution was made to all Forest shareholders of record as of the close of business on September 16, 2011, with Forest shareholders receiving 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held as of the record date.  Forest shareholders received cash in lieu of fractional shares.

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

Lone Pine was incorporated on September 30, 2010 by Forest in contemplation of the Offering, with Forest subscribing for one share of Lone Pine common stock.  Our predecessor, LPR Canada, formerly known as Canadian Forest Oil Ltd., was a wholly-owned subsidiary of Forest and certain of Forest’s other wholly-owned subsidiaries, and was acquired by Forest in 1996.  Forest contributed its direct and indirect ownership interests in LPR Canada to Lone Pine in conjunction with the Offering in exchange for 69,999,999 shares of common stock of Lone Pine and $29.2 million in cash.  The Offering was completed on June 1, 2011, with Forest retaining a controlling interest in Lone Pine, owning 70 million shares of Lone Pine common stock.  On September 30, 2011, Forest paid a special stock dividend to its shareholders of the 70 million shares of common stock of Lone Pine owned by Forest.  The Distribution was made to all Forest shareholders of record as of the close of business on September 16, 2011, with Forest shareholders receiving 0.61248511 of a share of Lone Pine common stock for every share of Forest common stock held as of the record date.  Forest shareholders received cash in lieu of fractional shares.  On April 29, 2011, we completed the acquisition of certain natural gas properties in the Narraway/Ojay area for $79 million.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (in thousands)	$27,889	$11,432	$38,966	$23,665
Basic earnings per common share	.33	.16	.51	.34
Diluted earnings per common share	.33	.16	.51	.34
Adjusted EBITDA (in thousands)(1)	36,359	22,992	90,919	76,223
Adjusted discretionary cash flow (in thousands)(2)	$33,580	$20,364	$84,927	$71,327

(1)           In addition to reporting net earnings as defined under GAAP, we also present Adjusted EBITDA, which is a non-GAAP performance measure.  See “—Reconciliation of Non-GAAP Measures” at the end of this Item 2 for a reconciliation of Adjusted EBITDA to reported net earnings, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)           In addition to reporting cash by operating activities as defined under GAAP we also present adjusted discretionary cash flow, which is a non-GAAP performance measure.  See “.  “—Reconciliation of Non-GAAP Measures” at the end of this Item 2 for a reconciliation of adjusted discretionary cash flow to net cash provided by operating activities, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

Net earnings were $28 million in the third quarter of 2011 compared to net earnings of $11 million in the third quarter of 2010.  Net earnings were $39 million in the first nine months of 2011 compared to net earnings of $24 million in the first nine months of 2010.  As compared to the 2010 periods, each 2011 period’s net earnings was positively impacted by increases in oil and gas revenue (driven primarily by higher production volumes as well as higher oil prices in 2011), and an increase in gains on derivative instruments.  These increases in net earnings were partially offset by higher operating expense, higher depreciation, depletion, and amortization, and an increase in income tax expense.  The three month period ended September 30, 2011 had lower foreign exchange gains.  Adjusted EBITDA, which is a performance measure we use to evaluate our operations, increased $13 million in the third quarter of 2011 compared to the third quarter of 2010, due primarily to higher oil and gas revenue driven by higher production volumes and higher oil prices.  Adjusted EBITDA increased $15 million in the first nine months of 2011 compared to the first nine months of 2010, due to an increase in oil and gas revenues that was partially offset by higher operating costs incurred in the first nine months of 2011 because of harsher winter weather conditions in 2011 and higher general and administrative costs in the first nine months of 2011 in preparation for the Offering and the Distribution.  Adjusted discretionary cash flow, which we use to measure liquidity, increased $13 million in the third quarter of 2011 compared to the third quarter of 2010, due to operating activities as discussed above for the third quarter of 2011.  Adjusted discretionary cash flow increased $14 million in the first nine months of 2011 compared to the first nine months of 2010.  This increase was driven primarily by the operating activities described above for the third quarter of 2011.

Management’s analysis of the individual components of the changes in our quarterly results follows.

Natural Gas and Oil Volumes and Revenues

Natural gas, oil, and natural gas liquids sales volumes, revenues, and average sales prices for the three and nine months ended September 30, 2011 and 2010 are set forth in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Working interest sales volumes(1):
Natural gas (MMcf)	7,524	5,782	21,690	17,270
Oil (MBbls)	341	245	817	752
NGL (MBbls)	34	40	88	148
Total equivalent (MMcfe)	9,774	7,492	27,120	22,670
Daily working interest sales volumes (MMcfe/d)	106	81	99	83

Net sales volumes(1):
Natural gas (MMcf)	7,137	5,493	20,561	16,019
Oil (MBbls)	302	217	715	648
NGL (MBbls)	24	29	63	108
Total equivalent (MMcfe)	9,093	6,969	25,229	20,555
Daily net sales volumes (MMcfe/d)	99	76	92	75

Revenues (in thousands):
Natural gas	$25,477	$19,396	$74,084	$61,941
Oil	23,402	14,156	59,863	43,348
NGL	1,413	1,638	3,861	5,563
Total oil and gas revenues	$50,292	$35,190	$137,808	$110,852

Average sales price per unit:
Natural gas (Mcf)	$3.57	$3.53	$3.60	$3.87
Oil (Bbls)	77.49	65.24	83.72	66.90
Natural gas liquids (Bbls)	58.88	56.48	61.29	51.51
Total equivalent (Mcfe)	$5.53	$5.05	$5.46	$5.39

(1)           “Working interest sales volumes” represents our working interest share of sales volumes before the impact of royalty burdens. “Net sales volumes” represents working interest sales volumes less the amount of sales volumes attributable to royalty burdens.

Net sales volumes in the third quarter of 2011 increased 30% to 99 MMcfe per day from 76 MMcfe per day in the third quarter of 2010.  Net sales volumes in the first nine months of 2011 increased 23% to 92 MMcfe per day from 75 MMcfe per day in the first nine months of 2010.  Excluding the volumes relating to properties sold in 2010,  the increase would be 26% for the nine month period ended in September 30, 2011.  The increases in each period were primarily due to new drilling activity in our Evi and Narraway/Ojay fields, as well as the acquisition of additional Narraway/Ojay producing properties on April 29, 2011.

Revenues were $50 million in the third quarter of 2011, a 43% increase as compared to $35 million in the third quarter of 2010.  Revenues were $138 million in the first nine months of 2011, a 20% increase as compared to $111 million in the first nine months of 2010.  The increase in revenues between the comparable three and nine month periods was due to an increase in sales volumes of 30% and 23% respectively, as well as higher realized oil prices in each period.  Oil differentials widened in the third quarter of 2011 as a result of the shut down of the pipeline used to transport oil from Evi to market.  This necessitated trucking the oil to market.  The pipeline is expected to be back in full operation sometime in the fourth quarter of 2011.

Production Expense

The table below sets forth the detail of oil and gas production expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Mcfe Data)
Production expense:
Lease operating expenses	$9,066	$6,575	$26,273	$18,152
Production and property taxes	679	625	1,905	1,872
Transportation and processing costs	4,157	2,908	12,172	7,861
Production expense	$13,902	$10,108	$40,350	$27,885
Production expense per Mcfe:
Lease operating expenses	$1.00	$.94	$1.04	$.88
Production and property taxes	.07	.09	.08	.09
Transportation and processing costs	.46	.42	.48	.38
Production expense per Mcfe	$1.53	$1.45	$1.60	$1.36

Lease operating expenses

Lease operating expenses in the third quarter of 2011 were $9 million, or $1.00 per Mcfe, compared to $7 million, or $.94 per Mcfe, in the third quarter of 2010.  The $2 million increase in lease operating expenses between the comparable three month periods was primarily due to an increase in production volumes, workovers,  operating cost equalizations, increased trucking of water, as well as a stronger Canadian dollar.  Additional workover activity to accelerate oil production accounted for a $.6 million increase in costs in the third quarter of 2011.  Adjustments for prior year operating cost equalizations increased reported costs by approximately $.5 million.  With the significant increase in production at our Evi field, costs to haul water resulted in increased costs of $.3 million.  The strengthening Canadian dollar also increased our reported lease operating expenses in U.S. dollars between the two quarterly periods by approximately $.4 million.

Lease operating expenses in the first nine months of 2011 were $26 million, or $1.04 per Mcfe, compared to $18 million, or $0.88 per Mcfe, in the first nine months of 2010.  The $8 million increase in lease operating expenses between the comparable nine month periods was also primarily due to an increase in production volumes, workovers, maintenance costs, water hauling, higher utility and chemical costs, and a stronger Canadian dollar.  Additional workover activity as noted above accounted for a $1.5 million increase in costs.  Maintenance costs increased $1.7 million due primarily to start-up costs associated with bringing a large number of wells on-line in late 2010, which were previously shut-in due to infrastructure constraints.  In conjunction with these wells coming on-line, a new remotely-located compression facility was also placed in service.  For several months after the initial start-up of the new wells and the new compressor station, we incurred significant mechanical and electrical costs tied to the start-up, including troubleshooting costs related to the new facilities and the prolonged shut-in of the wells.  Cost of trucking and disposing of water at Evi increased by $.9 million.  Utility costs increased $0.5 million primarily due to higher utility rates as well as an increase in usage.  Chemical costs, which primarily include methanol and glycol used to prevent the freezing of gas lines, increased, $.7 million for the nine months.  The strengthening Canadian dollar also increased our reported lease operating expenses in U.S. dollars between the two periods by approximately $1.6 million.

Production and property taxes

Production and property taxes, which primarily consist of property taxes (ad valorem taxes) assessed by local governments, were relatively consistent during the periods presented, ranging from $.07 to $.09 per Mcfe.

Transportation and processing costs

Transportation and processing costs in the third quarter of 2011 were $4 million, or $.46 per Mcfe, compared to $3 million, or $.42 per Mcfe, in the third quarter of 2010.  Transportation and processing costs in the first nine months of 2011 were $12 million, or $.48 per Mcfe, compared to $8 million, or $.38 per Mcfe, in the first nine months of 2010.  The increase in each period was due to additional downstream capacity purchased for our Narraway/Ojay production which came online in late 2010.  The strengthening Canadian dollar increased our reported transportation and processing costs in U.S. dollars between the two quarterly periods by approximately $ .2 million and $.7 million, respectively.

General and administrative expense

The following table summarizes the components of general and administrative expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Stock-based compensation costs	$1,302	$620	$1,447	$2,072
Management fees charged by Forest	252	202	2,459	748
Other general and administrative costs	3,820	2,612	9,008	6,904
General and administrative costs capitalized	(1,866)	(1,539)	(3,372)	(3,451)
General and administrative expense	$3,508	$1,895	$9,542	$6,273
General and administrative expense per Mcfe	$.39	$.27	$.38	$.31

Stock-based compensation costs

Stock-based compensation costs for the periods presented primarily represent the amortization of the value of stock options and performance and phantom stock units awarded to our employees by Forest as part of its stock incentive plans.  The estimated fair value of the phantom stock awards awarded by Forest, which were accounted for as a liability since the units were able to be settled in cash or shares at Forest’s discretion, were adjusted quarterly based on changes in Forest’s stock price.  The increase in stock-based compensation costs in the third quarter of 2011 was due to the accelerated vesting of all share based awards granted by Forest to Lone Pine employees related to the spinoff.  The decrease in stock-based compensation costs for the nine month periods ended September 30,  2010 and 2011 is primarily due to a decrease in Forest’s stock price partially offset by the additional costs associated with the accelerated vesting discussed above.

Management fees charged by Forest

Management fees charged by Forest were intended to cover various costs incurred by Forest on our behalf, including, among other items, legal, accounting, and treasury services.  The increase in the nine months ended September 30, 2011 compared to the corresponding periods in 2010 is primarily due to the costs Forest incurred in preparation for the Offering and the Distribution, which we were obligated to reimburse.  This includes charges from Forest under the transition services agreement of $.3 million.

Other general and administrative costs

Other general and administrative costs primarily consist of the salaries and related benefit costs for our employees and office lease costs.  Other general and administrative costs increased between the comparable periods primarily as a result of direct costs Lone Pine incurred in preparation for the Offering as well as increases in staffing to absorb the additional corporate functions currently provided for us by Forest.  We expect to incur higher general and administrative costs in the future as a result of becoming a stand-alone public company.

General and administrative costs capitalized

Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized.  The decrease in the percentage of general and administrative costs capitalized in each period in 2011 compared to 2010 is due to an increase in the amount of general and administrative costs incurred that were not related to exploration and development activities.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization expense (“DD&A”) in the third quarter of 2011 was $21 million, or $2.29 per Mcfe, compared to $16 million, or $2.28 per Mcfe, in the third quarter of 2010.  For the nine months ended September 30, 2011, DD&A was $61 million, or $2.41 per Mcfe, compared to $46 million, or $2.21 per Mcfe, for the first nine months of 2010.  The increase in DD&A is primarily due to a ceiling test write-down (see Note 5 to the Condensed Consolidated Financial Statements for a description of the “ceiling test”) recorded as of March 31, 2009, which reduced our DD&A rate to $1.79 per Mcfe in the quarter immediately following the ceiling test.  Our depletion rate has steadily increased since the ceiling test write-down occurred, as we have added proved oil and gas reserves to our depletable base at per-unit rates that have exceeded $1.79 per Mcfe, primarily due to a higher percentage of our capital expenditures directed towards oil projects.

Interest Expense

The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Interest costs	$3,251	$2,871	$7,492	$5,682
Interest costs capitalized	(158)	(231)	(693)	(525)
Interest expense	$3,093	$2,640	$6,799	$5,157

Interest expense presented in the table above was primarily associated with borrowings incurred under our note payable to Forest and the Credit Facility.  In December 2009, outstanding balances under our previous bank credit facility were repaid using proceeds from asset divestitures and borrowings under the note payable to Forest.  From December 2009 through the completion of the Offering on June 1, 2011, we primarily utilized borrowings from Forest to supplement our working capital needs.  On June 1, 2011, we used the proceeds from the Offering and borrowed approximately CDN$250 million under the Credit Facility to repay the intercompany note and advances to Forest.  The increase in the interest costs for the third quarter and first nine months of 2011 compared to the comparable periods in 2010 is primarily due to an increase in average debt balances during the periods presented, offset by lower average interest rates on the note payable to Forest.

Gains on Derivative Instruments

The table below sets forth unrealized and realized gains on derivatives recognized under “Total costs, expenses, and other” in our Condensed Consolidated Statements of Operations for the periods indicated.  See Note 7 and Note 8 to the Condensed Consolidated Financial Statements for more information on our derivative instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Unrealized gains on derivatives
Oil	$(18,472)	$—	$(19,238)	$—
Natural gas	(6,538)	—	(10,903)	—
Unrealized gains on derivatives	$(25,010)	$—	$(30,141)	$—

Realized gains on derivatives
Oil	$(1,745)	$—	$(1,745)	$—
Natural gas	(1,743)	—	(1,743)	—
Realized gains on derivatives	$(3,488)	$—	$(3,488)	$—

Other, net

See Note 9 to the Condensed Consolidated Financial Statements for detail regarding the components of “Other, net” in our Condensed Consolidated Statements of Operations for each period presented.

Foreign Currency Exchange

Realized and unrealized foreign currency exchange gains and losses relate to outstanding indebtedness and advances, which are denominated in U.S. dollars, between Lone Pine and Forest.  On June 1, 2011, Lone Pine repaid all outstanding indebtedness and advances due to Forest and recognized a realized foreign currency gain of $34 million.  On the same date, we reversed previously recorded unrealized foreign currency gains that had been recognized on the amounts due Forest.  The table below sets forth our realized and unrealized foreign currency exchange gains and losses recorded during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Realized foreign currency exchange losses (gains)	$23	$—	$(33,869)	$—
Unrealized foreign currency exchange losses (gains)	(51)	(9,244)	28,488	(5,290)
	$(28)	$(9,244)	$(5,381)	$(5,290)

Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Percentages)
Income tax	$9,372	$2,038	$19,079	$6,401
Effective tax rate	25%	15%	33%	21%

Our combined federal and provincial statutory tax rate for the periods presented approximated 26.5% in 2011 and 28% in 2010; however, our effective tax rate varied from 25% to 15% primarily due to changes in valuation allowances, foreign currency exchange gains and losses taxed at 50% of the statutory rate, and the impact that enacted statutory rate reductions in Canada had on our net deferred tax liabilities.  See Note 10 to the Condensed Consolidated Financial Statements for a reconciliation of our taxes at the statutory federal rate to income taxes at our effective rate for each period presented.

LIQUIDITY AND CAPITAL RESOURCES

Our exploration, development, and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash flows from operations, our bank credit facility, and borrowings from Forest as our primary sources of liquidity.  Additionally, as market conditions have permitted, we have engaged in non-core asset divestitures.  Following the completion of the Offering and the Distribution, we will not be able to borrow from Forest in the future.

Changes in the market prices for oil, natural gas, and NGLs directly impact our level of cash flows generated from operations.  Natural gas has historically comprised approximately 80% of our production; as a result, our operations and cash flows have been more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil.  We employ a commodity hedging strategy as an attempt to moderate the effects of wide fluctuations in commodity prices on our cash flow.  As of November 8, 2011, we had hedged, via commodity swaps, approximately 4 Bcfe of our total projected production for the fourth quarter of 2011, and approximately 14 Bcfe of our total projected 2012 production.  This level of hedging will provide a measure of certainty of the cash flow that we will receive for a portion of our production in 2011 and 2012. In the future, we may determine to increase or decrease our hedging positions.  See Item 3—“Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” below for more information on our derivative contracts.

As noted above, a primary source of liquidity is the Credit Facility, which had a borrowing base of CDN$425 million as of September 30, 2011.  This facility has been used to fund daily operations as needed.  The Credit Facility, which matures in March 2016, is secured by a portion of our assets.  See—“Bank Credit Facility” below for further details.  As of September 30, 2011, we had $274 million outstanding (CDN$287 million) under the Credit Facility at a weighted average interest rate of 3.52%, and as of November 8, 2011, we had approximately $320 million outstanding (CDN$315 million) under the Credit Facility at a weighted average interest rate of 3.53%.

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

We expect the public and private debt and equity capital markets to serve as another source of liquidity; however, prior to the expiration of the 180 day lock-up period under the underwriting agreement associated with the Offering, which we expect to expire on November 21, 2011, we will be unable to issue any additional stock to fund our exploration, development, and acquisition activities, subject to certain limited exceptions.  Our ability to access the debt and equity capital markets on economic terms will be affected by general economic conditions, the domestic and global financial markets, credit ratings that may be assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices, and other macroeconomic factors outside of our control.

In connection with the Distribution, we have entered into a tax sharing agreement with Forest, under which, for a two-year period following the Distribution, we will be restricted in our ability, among other things, to sell assets outside the ordinary course of business, to issue or sell our common stock or other securities (including securities convertible into our common stock but excluding certain compensation arrangements), or to enter into any other corporate transaction that would cause us to undergo either a 50% or greater change in the ownership of our voting stock or a 50% or greater change in the ownership (measured by value) of all classes of our stock (in either case, taking into account shares issued in the Offering).

Bank Credit Facility

On March 18, 2011, Lone Pine entered into a CDN$500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Credit Facility”).  The Credit Facility became effective upon the closing of the Offering, and replaced the existing LPR Canada bank credit facility at such time.  The Credit Facility will mature on March 18, 2016. Availability under the Credit Facility is governed by a borrowing base, which is currently CDN$425 million.  The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the Credit Facility could increase or decrease based on such redetermination.  In September 2011, the lenders increased the borrowing base from CDN $350 million to  CDN$425 million, at the first redetermination of the borrowing base.  The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2012.  In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

The borrowing base is also subject to change in the event (1) Lone Pine or any of its subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its subsidiaries may issue to refinance then-existing senior notes, or (2) LPR Canada sells oil and gas properties included in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect.  The borrowing base is subject to other automatic adjustments under the Credit Facility.  A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

Borrowings under the Credit Facility bear interest at one of two rates that may be elected by LPR Canada. Borrowings bear interest at a rate that may be based on:

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

The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends, mergers, and acquisitions, and also includes a financial covenant.  The Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing twelve-month period to be greater than 4.00 to 1.00.  As at September 30, 2011, this ratio was approximately 2.4 to 1.

Under certain conditions, amounts outstanding under the Credit Facility may be accelerated.  Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada, or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under the Credit Facility.  Subject to notice and cure periods, certain events of default under the Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders.  Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control, and a failure of the liens securing the Credit Facility.

The Credit Facility is collateralized by Lone Pine’s assets. Under the Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and gas properties and related assets of LPR Canada and its subsidiaries.  LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral.  The stock of all of Lone Pine’s subsidiaries has been pledged to the lenders to secure the Credit Facility.  Lone Pine and certain of its other subsidiaries have guaranteed the obligations of LPR Canada under the Credit Facility.

Of the CDN$500 million total nominal amount under the Credit Facility, JPMorgan Chase Bank and ten other banks hold 100% of the total commitments, with JPMorgan Chase holding 13.3% of the total commitments, two lenders holding 11.7% each of the total commitments, three lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Credit Facility.  Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity securities, serve as counterparties to LPR Canada’s commodity derivative agreements, and may, in the future, act as agent or directly purchase LPR Canada’s production.

Historical Cash Flow

Net cash provided by operating activities, net cash used by investing activities, and net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Net cash provided by operating activities	$73,667	$64,711
Net cash used by investing activities	(255,470)	(160,097)
Net cash provided by financing activities	181,093	94,875

Net cash provided by operating activities is primarily affected by sales volumes, commodity prices, and changes in working capital.  Net cash provided by operating activities in the nine months ended September 30, 2011 increased $9 million, compared to the same period in 2010, primarily due to increased production volumes and higher oil prices.

Net cash used by investing activities is primarily comprised of expenditures for the acquisition, exploration, and development of oil and gas properties net of proceeds from the dispositions of oil and gas properties and other capital assets.  The increase in net cash used by investing activities in the nine months ended September 30, 2011, compared to the same period of 2010, was primarily due to increased exploration, development, and acquisition costs during the nine months ended September 30, 2011, including the $79 million acquisition of certain assets located in the Narraway/Ojay area.  The components of net cash used by investing activities for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Exploration, development, and acquisition costs(1)	$(244,423)	$(171,577)
Proceeds from sales of assets	468	27,589
Other fixed asset costs	(11,515)	(16,109)
Net cash used by investing activities	$(255,470)	$(160,097)

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

For the nine months ended September 30, 2011, net cash provided by financing activities of $181 million was primarily derived from net proceeds from bank borrowings of $274 million and net proceeds from the issuance of common stock of $178 million, which were offset by the net repayment of intercompany indebtedness to Forest of $268 million and the $29 million payment to Forest as partial consideration for Forest’s contribution of its direct and indirect ownership interests in LPR Canada to Lone Pine.  For the nine months ended September 30, 2010, net cash provided by financing activities was primarily made up of net borrowings and advances from Forest of $94 million.  The components of net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 is set forth in the following table.

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Proceeds from bank borrowings	$1,509,734	$101,198
Repayments of bank borrowings	(1,212,380)	(101,198)
Net (repayments)/proceeds (to)/from Forest Oil Corporation advances	(268,012)	94,768
Dividend to Forest Oil Corporation	(29,219)	—
Proceeds from issuance of common stock, net of offering costs	178,175	—
Change in bank overdrafts	1,270	140
Proceeds from sale-leaseback	8,160	—
Payment of debt issue costs	(4,791)	—
Other, net	(1,844)	(33)
Net cash provided by financing activities	$181,093	$94,875

Capital Expenditures

Exploration and development expenditures increased in 2011 primarily due to a significant increase in drilling activity at Evi.  Our acquisition costs increased primarily due to the acquisition of certain assets in the Narraway/Ojay area.  At September 30, 2011, Lone Pine’s total capital expenditure budget for the second half of 2011 was $130 - $140 million, of which $94 million was spent in the third quarter of 2011.  Expenditures for property exploration, development, and acquisitions were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Exploration, development, and acquisition costs:
Direct costs:
Exploration and development	$185,836	$136,429
Acquisitions and leasehold costs	91,111	37,713
Overhead capitalized	3,372	3,451
Interest capitalized	693	525
Total capital expenditures(1)	$281,012	$178,118

(1)                                Total capital expenditures include cash expenditures, accrued expenditures, and non-cash capital expenditures including stock-based compensation capitalized under the full cost method of accounting.  Total capital expenditures also include changes in estimated discounted asset retirement obligations of $.9 million and $(1.0) million recorded during the nine months ended September 30, 2011 and September 30, 2010, respectively.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011:

	2011	2012	2013	2014	2015	2016	After 2016	Total
	(In thousands)
Bank debt(1)	$2,613	$10,398	$10,370	$10,370	$10,370	$275,985	$—	$320,106
Amounts due to Forest(2)	34	—	—	—	—	—	—	34
Operating leases(3)	189	1,387	1,631	1,618	1,614	1,609	10,094	18,142
Capital lease(4)	352	1,408	1,408	1,408	1,408	1,826	—	7,810
Unconditional purchase obligations(5)	1,836	6,722	3,028	187	28	—	—	11,801
Other liabilities(6)	429	49	49	48	50	200	14,510	15,335
Total contractual obligations	$5,453	$19,964	$16,486	$13,631	$13,470	$279,620	$24,604	$373,228

(1)           Bank debt consists of the outstanding balance under our Credit Facility as of September 30, 2011 and the anticipated interest payments and commitment fees due under the terms of the Credit Facility using the interest rate in effect, borrowings outstanding, and the borrowing base at September 30, 2011.  The Credit Facility matures in March 2016.

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

•                  the impact of federal, provincial, territorial, and local political, legislative, regulatory, and environmental developments in Canada, where we conduct business operations, and in the United States; and

•                  our estimates of additional costs and expenses we may incur as a separate stand-alone company.

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

RECONCILIATION OF NON-GAAP MEASURES

Adjusted EBITDA

In addition to reporting net earnings (loss) as defined under GAAP, Lone Pine also presents Adjusted EBITDA, which is a non-GAAP performance measure.  Adjusted EBITDA consists of net earnings (loss) before interest expense, income taxes, depreciation, depletion, and amortization (EBITDA), as well as other non-cash operating items such as unrealized gains on derivative instruments, realized and unrealized foreign currency exchange gains and losses, accretion of asset retirement obligations, and other items presented in the table below.  Adjusted EBITDA does not represent, and should not be considered an alternative to, GAAP measurements, such as net earnings (loss) (its most comparable GAAP financial measure), and Lone Pine’s calculations thereof may not be comparable to similarly titled measures reported by other companies.  By eliminating interest, income taxes, depreciation, depletion, amortization, and other non-cash items from earnings, Lone Pine believes the result is a useful measure across time in evaluating its fundamental core operating performance.  Management also uses Adjusted EBITDA to manage its business, including in preparing its annual operating budget and financial projections.  Lone Pine believes that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in their evaluation of companies in similar industries.  Lone Pine’s management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues to measure operating performance.  The following table provides a reconciliation of net earnings (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Net earnings (loss)	$27,889	$11,432	$38,966	$23,665
Income tax expense	9,372	2,038	19,079	6,401
Unrealized (gains) on derivative instruments, net	(25,010)	—	(30,141)	—
Unrealized foreign currency exchange (gains) losses, net	(51)	(9,244)	28,488	(5,290)
Realized foreign currency exchange (gains) losses, net	23	—	(33,869)	—
Interest expense	3,093	2,640	6,799	5,157
Accretion of asset retirement obligations	214	251	768	774
Depreciation, depletion, and amortization	20,799	15,875	60,780	45,516
Stock-based compensation	30	—	49	—
Adjusted EBITDA	$36,359	$22,992	$90,919	$76,223

Adjusted Discretionary Cash Flow

In addition to reporting cash provided by operating activities as defined under GAAP, Lone Pine also presents adjusted discretionary cash flow, which is a non-GAAP liquidity measure.  Adjusted discretionary cash flow consists of cash provided by operating activities before changes in working capital items.  Management uses adjusted discretionary cash flow as a measure of liquidity and believes it provides useful information to investors because it assesses cash flow from operations for each period before changes in working capital, which fluctuates due to the timing of collections of receivables and the settlements of liabilities.  This measure does not represent the residual cash flow available for discretionary expenditures, since Lone Pine has mandatory debt service requirements and other non-discretionary expenditures that are not deducted from the measure.  Because of this, its utility as a measure of Lone Pine’s operating performance has material limitations.  The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to adjusted discretionary cash flow for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Net cash provided by operating activities	$43,806	$36,742	$73,667	$64,711
Changes in working capital:
Accounts receivable	(3,144)	(15,905)	(7,432)	(611)
Prepaid expenses and other current assets	(765)	1,602	(3,523)	8,937
Accounts payable and accrued liabilities	(5,415)	1,309	(1,585)	4,209
Accrued interest and other current liabilities	(902)	(3,384)	23,800	(5,919)
Adjusted discretionary cash flow	$33,580	$20,364	$84,927	$71,327

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

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price.  If the index price is higher, we pay the difference.  By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production.  Our current swaps are settled in cash on a monthly basis.  As of September 30, 2011, we had entered into the following swaps:

Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Swap Term	Bbtu per Day	Weighted Average Hedged Price per MMBtu	Fair Value (In Thousands)	Barrels per Day	Weighted Average Hedged Price per per Bbl	Fair Value (In Thousands)
October 2011 - December 2011	30	$4.85	$2,909	2,000	$100.29	$3,839
Calendar 2012	25	5.09	7,645	2,000	102.35	15,338

The estimated fair value of all our commodity derivative instruments based on various inputs, including published forward prices, at September 30, 2011 was an asset of approximately $29 million.

Subsequent to September 30, 2011 through November 8, 2011 Lone Pine has not entered into any additional commodity swaps.

Long-Term Sales Contracts

As of September 30, 2011, we have a delivery commitment through October 31, 2014 of approximately 21 Bbtu/d of natural gas, which provides for a sales price equal to NYMEX Henry Hub less $1.49, unless the NYMEX Henry Hub price exceeds $6.50 per MMBtu, at which point we share the amount of excess equally with the buyer.

Derivative Fair Value Reconciliation

The table below sets forth the changes that occurred in the fair values of our open derivative contracts during the nine months ended September 30, 2011.  It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue.  Due to the volatility of oil and natural gas prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period.  Actual gains and losses recognized related to our commodity derivative instruments will likely differ from those estimated at September 30, 2011, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

Fair Value of Derivative Contracts
Commodity
(In Thousands)
As of December 31, 2010	$—
Net change in fair value	33,629
Net contract gains realized	(3,488)
As of September 30, 2011	30,141
Impact of foreign exchange	(410)
Fair Value as per balance sheet as at September 30, 2011	$29,731

Interest Rates on Borrowings

The following table presents principal amounts and related interest rates by year of maturity for Lone Pine’s debt obligations at September 30, 2011.

2016
(Dollar Amount in Thousands)
Bank credit facility:
Principal	$273,798
Average variable interest rate(1)	3.52%

(1)                                  As of September 30, 2011.

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

Our Chief Executive Officer, David M. Anderson, and our Chief Financial Officer, Edward J. Bereznicki, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2011 (the “Evaluation Date”).  Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to Lone Pine’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings.  In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in the Prospectus, which could materially affect our business, financial condition, or future results.  There have been no material changes with respect to Lone Pine’s risk factors discussed under the heading “Risk Factor’s” in the Prospectus, however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

3.2

Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.1(a)

Form of Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.2

Second Amendment dated September 21, 2011 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., formerly known as Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed September 22, 2011 (File No. 001-35191).

10.3

Lone Pine Resources Inc. 2011 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.4(b)

Form of Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.5(c)

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

(a)                                  On October11, 2011 and October 12, 2011, the Company entered into Severance Agreements with each of Edward J. Bereznicki and Mark E. Bush.

(b)                                 On July 1, 2011, the Company entered into a Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only) pursuant to the Lone Pine Resources Inc. 2011 Stock Incentive Plan with Edward J. Bereznicki.

(c)                                  On October 11, 2011, the Company entered into a Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees pursuant to the Lone Pine Resources Inc. 2011 Stock Incentive Plan with Mark E. Bush.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE PINE RESOURCES INC.
(Registrant)

November 8, 2011	By:	/s/ DAVID M. ANDERSON
David M. Anderson President and Chief Executive Officer (on behalf of the Registrant)

	By:	/s/ EDWARD J. BEREZNICKI
Edward J. Bereznicki Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

3.1

Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2

Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.1(a)

Form of Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.2

Second Amendment dated September 21, 2011 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., formerly known as Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed September 22, 2011 (File No. 001-35191).

10.3

Lone Pine Resources Inc. 2011 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.4(b)

Form of Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.5(c)

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

(a)                                  On October11, 2011 and October 12, 2011, the Company entered into Severance Agreements with each of Edward J. Bereznicki and Mark E. Bush.

(b)                                 On July 1, 2011, the Company entered into a Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only) pursuant to the Lone Pine Resources Inc. 2011 Stock Incentive Plan with Edward J. Bereznicki.

(c)                                  On October 11, 2011, the Company entered into a Phantom Stock Unit (RSU Award) Agreement for Canadian Employee   Grantees pursuant to the Lone Pine Resources Inc. 2011 Stock Incentive Plan with Mark E. Bush.