Form 10-Q
period 2012-03-31
Lone Pine Resources Inc.
filed 2012-05-15
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-35191

LONE PINE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3779606
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Suite 1100, 640-5th Avenue SW Calgary, Alberta Canada	T2P 3G4
(Address of Principal Executive Offices)	(Zip Code)

(403) 292-8000

(Registrant’s telephone number, including area code)

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

As of May 10, 2012, there were 85,027,002 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

March 31, 2012

i

MONETARY AMOUNTS AND EXCHANGE RATE DATA

In this Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2012 (the “Quarterly Report”), references to “dollars”, “$” or “Cdn$” are to Canadian dollars and references to “U.S. dollars” or “US$” are to United States dollars. Effective October 1, 2011, we changed our reporting currency from the U.S. dollar to the Canadian dollar. Prior to changing our reporting currency, we obtained a no objection letter from the Securities and Exchange Commission (“SEC”). See Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 of our financial statements for more information about our change in reporting currency, including the reasons for the change, the manner in which the change has been and will be applied to recast prior period financial statements, and a discussion of the major categories of items in the balance sheet, and statements of operations, comprehensive income and cash flows, that are denominated in Canadian or U.S. dollars.

The noon-day Canadian to U.S. dollar exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

	Three Months Ended March 31,		Year Ended
	2012	2011	December 31, 2011
	US$	US$	US$
Highest rate during the period	1.0153	1.0324	1.0583
Lowest rate during the period	0.9735	0.9978	0.9430
Average noon spot rate during the period(1)	0.9989	1.0146	1.0117
Rate at the end of the period	1.0009	1.0290	0.9833

(1) Determined by averaging the rates on each business day during the respective period.

On May 10, 2012, the noon-day exchange rate was US$0.9833 for Cdn$1.00.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Canadian dollars)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$745	$276
Accounts receivable	22,630	28,804
Derivative instruments	15,751	19,786
Prepaid expenses and other current assets	5,641	5,560
Total current assets	44,767	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,229,813 and $1,203,755	747,544	704,232
Unproved	146,886	138,727
Net oil and natural gas properties	894,430	842,959
Other property and equipment, net of accumulated depreciation and amortization of $9,019 and $8,647	66,140	66,413
Net property and equipment	960,570	909,372
Goodwill	17,328	17,328
Other assets	12,294	11,175
	$1,034,959	$992,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,890	$75,702
Accrued interest	3,321	—
Derivative instruments	596	—
Capital lease obligation	1,171	1,156
Deferred income taxes	3,396	4,946
Other current liabilities	3,293	2,686
Total current liabilities	87,667	84,490
Long-term debt	378,893	331,000
Derivative instruments	538	—
Asset retirement obligations	15,436	15,412
Deferred income taxes	69,476	69,981
Capital lease obligation	5,439	5,738
Other liabilities	2,037	1,818
Total liabilities	559,486	508,439
Stockholders’ equity:
Common stock, 85,026,202 and 85,026,202 shares issued and outstanding	833	833
Capital surplus	979,994	978,880
Accumulated deficit	(505,467)	(495,959)
Accumulated other comprehensive income (loss)	113	108
Total stockholders’ equity	475,473	483,862
	$1,034,959	$992,301

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Canadian dollars, except per share amounts)

	Three Months Ended March 31,
	2012	2011
		(Recast*)
Revenues:
Oil and natural gas	$44,329	$35,562
Interest and other	6	12
Total revenues	44,335	35,574
Costs, expenses and other:
Lease operating expenses	14,449	8,049
Production and property taxes	853	591
Transportation and processing	4,153	3,550
General and administrative	4,106	3,390
Depreciation, depletion and amortization	26,430	18,641
Interest expense	5,751	1,353
Foreign currency exchange losses (gains)	(296)	(7,534)
Losses (gains) on derivative instruments	107	—
Other, net	347	315
Total costs, expenses and other	55,900	28,355
Earnings (loss) before income taxes	(11,565)	7,219
Income tax	(2,057)	1,928
Net earnings (loss)	$(9,508)	$5,291
Basic earnings (loss) per common share	$(0.11)	$0.08
Diluted earnings (loss) per common share	$(0.11)	$0.08

*                 see notes 1 and 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended March 31,
	2012	2011
		(Recast*)
Net earnings (loss)	$(9,508)	$5,291
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	—	42
Amortization of minimum postretirement benefits liability, net of tax	5	—
	5	42
Comprehensive income (loss)	$(9,503)	$5,333

*      see notes 1 and 2

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended March 31,
	2012	2011
		(Recast*)
Operating activities:
Net earnings (loss)	$(9,508)	$5,291
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	26,430	18,641
Amortization of deferred costs	481	85
Deferred income tax	(2,057)	1,928
Unrealized losses (gains) on derivative instruments	5,169	—
Unrealized foreign currency exchange losses (gains)	(296)	(7,534)
Stock-based compensation	719	—
Other, net	357	288
Changes in operating assets and liabilities:
Accounts receivable	6,174	5,370
Prepaid expenses and other current assets	(308)	(208)
Accounts payable and accrued liabilities	(13,556)	(433)
Accrued interest and other current liabilities	3,609	624
Net cash provided by operating activities	17,214	24,052
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(73,688)	(48,164)
Other fixed assets	(912)	(8,837)
Proceeds from divestiture of assets	—	406
Net cash used in investing activities	(74,600)	(56,595)
Financing activities:
Net proceeds from issuance of Senior Notes	192,052	—
Debt issuance costs	(1,225)	—
Proceeds from bank borrowings	785,000	36,000
Repayments of bank borrowings	(929,000)	(36,000)
Proceeds from Forest Oil Corporation	—	35,844
Change in bank overdrafts	11,312	(1,554)
Capital lease payments	(284)	—
Other, net	—	(10)
Net cash provided by financing activities	57,855	34,280
Net increase (decrease) in cash	469	1,737
Cash at beginning of period	276	573
Cash at end of period	$745	$2,310

*      see notes 1 and 2

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands of Canadian dollars, except share amounts)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Deficit	Income (Loss)	Equity
	(In thousands)
Balances at December 31, 2011	85,026	$833	$978,880	$(495,959)	$108	$483,862
Amortization of stock-based compensation	—	—	1,114	—	—	1,114
Comprehensive income (loss):
Net earnings (loss)	—	—	—	(9,508)	—	(9,508)
Other comprehensive income	—	—	—	—	5	5
Balances at March 31, 2012	85,026	$833	$979,994	$(505,467)	$113	$475,473

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lone Pine Resources Inc. (“Lone Pine” or the “Company”) is an independent oil and natural gas exploration, development and production company with operations in Canada. Lone Pine’s reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec and in the Northwest Territories. Lone Pine conducts operations in one industry segment, liquids and natural gas exploration, development and production, and in one country, Canada. The Company’s operations are primarily carried out by its operating subsidiary, Lone Pine Resources Canada Ltd. (“LPR Canada”).

Basis of Presentation

These financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). In these financial statements, unless otherwise indicated, all amounts are expressed in Canadian dollars. Certain amounts in prior periods’ financial statements have been reclassified to conform to the current period’s financial statement presentation.

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q as prescribed by the SEC. Lone Pine’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) includes additional information related to the Company’s initial public offering (“IPO”) on June 1, 2011 as well as the Company’s spin-off from Forest Oil Corporation (“Forest”) on September 30, 2011. The 2011 Annual Report also includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The financial statements relating to the period from Lone Pine’s inception (September 30, 2010) through the completion of the IPO (June 1, 2011) reflect the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and Lone Pine’s predecessor, LPR Canada, on a combined basis. The financial statements relating to the period subsequent to and including June 1, 2011 reflect the financial position, results of operations, cash flows, or other information, as the case may be, of Lone Pine and its wholly-owned consolidated subsidiaries.

(2) CHANGE IN REPORTING AND FUNCTIONAL CURRENCY

Reporting Currency

The Company’s financial statements for periods up to and including September 30, 2011 were reported using the U.S. dollar, as this was the reporting currency used by Forest. Effective October 1, 2011, the Company changed its reporting currency to the Canadian dollar to better reflect the business of Lone Pine, which is primarily conducted in Canadian dollars. This change in reporting currency was also considered appropriate since there were only two major financial statement categories denominated in U.S. dollars. One category was the liability to Forest (for periods prior to June 1, 2011) and the second category was the Stockholders’ Equity of Lone Pine (for periods after the IPO date of June 1, 2011).

With the change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect the Company’s financial statements as if they had been historically reported in Canadian dollars, consistent with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters.

The statement of operations, statement of comprehensive income and statement of cash flows for the three months ended March 31, 2011 were translated into Canadian dollars using the weighted average exchange rate for the period. The resulting foreign currency translation adjustment was reported as a component of other comprehensive income and accumulated other comprehensive income.

Functional Currency

The Company changed the functional currency of Lone Pine prospectively from October 1, 2011 from the U.S. dollar to the Canadian dollar. The change in functional currency did not have a significant impact on the Company’s financial statements as Lone Pine’s operations are primarily carried out by LPR Canada. The functional currency of LPR Canada has not changed and continues to be the Canadian dollar.

As a result of this change in functional currency, there is no difference between the reporting currency and the functional currency of the Company and any of its subsidiaries.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s significant accounting policies are summarized in its 2011 Annual Report. The following information supplements those policies.

Long-Term Debt

Original issue discounts and commissions associated with the issuance of long-term debt are recorded as a reduction in the carrying value of long-term debt and are amortized using the effective interest rate method over the term of the debt. Direct and incremental costs related to the issuance of long-term debt are capitalized and amortized over the term of the debt using the straight-line method, which approximates the effective interest rate method.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments.  ASU 2011-11 was issued in order to facilitate comparisons between GAAP and International Financial Reporting Standards financial statements by requiring enhanced disclosures, but does not change existing GAAP that permits balance sheet offsetting.  This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  Lone Pine is currently evaluating the impact that the adoption of this authoritative guidance will have on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely defers the requirements in Accounting Standards Update No. 2011-05, “Comprehensive Income, Presentation of Comprehensive Income” (“ASU 2011-05”) to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income (see note 4 for additional information).  The adoption of this authoritative guidance will not have an impact on the Company’s financial statements until the specific changes that were proposed under ASU 2011-05 are finalized and issued by the FASB.

(4) ADOPTION OF NEW ACCOUNTING STANDARDS

In the fourth quarter of 2011, Lone Pine early adopted ASU 2011-05, except for the specific changes that have been deferred under ASU 2011-12, as noted above.  The adoption of ASU 2011-05 required the Company to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminated the option to report other comprehensive income and its components in the statement of stockholders’ equity.  Lone Pine elected to present two separate consecutive statements.  Other than a change in presentation, the adoption of ASU 2011-05 did not have any impact on the Company’s financial statements.

In the first quarter of 2012, the Company adopted Accounting Standards Update 2011-04, “Fair Value Measurement and Disclosure Requirements” (“ASU 2011-04”), which revised the existing guidance on fair value measurement under GAAP as part of the FASB’s joint project with the International Accounting Standards Board. Under the revised standard, the Company was required to provide additional disclosures about fair value measurements, including information about the unobservable inputs and assumptions used in Level 3 fair value measurements, a description of the valuation methodologies used in Level 3 fair value measurements, and the level in the fair value hierarchy of items that are not measured at fair value but whose fair value disclosure is required. The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

In the first quarter of 2012, the Company adopted Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to performing the second step as well.

Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test.  As a result of adopting ASU 2011-08, the Company will only consider qualitative factors for impairment testing purposes in its interim periods, but will continue to perform the full two-step impairment test at December 31 of each year.

(5) PROPERTY AND EQUIPMENT

Ceiling Test

Under the full cost method of accounting for oil and gas activities, the ceiling test calculation uses prices that are based on the average of the first-day-of-the-month prices during the 12-month period prior to the reporting date. The Company did not recognize a ceiling test write-down at March 31, 2012, although the excess was marginal due to low natural gas prices. Given the sustained decline in natural gas prices over the last year and the current outlook of continued low natural gas prices, there is a significant possibility of recognizing a non-cash ceiling test write-down in one or more of the remaining quarters of 2012.

(6) LONG-TERM DEBT

The Company’s long-term debt consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	(In thousands)
	Principal	Unamortized Discount	Total	Principal	Unamortized Discount	Total
Bank credit facility	$187,000	$—	$187,000	$331,000	$—	$331,000
Senior Notes	199,500	(7,607)	191,893	—	—	—
Total Long-term Debt	$386,500	$(7,607)	$378,893	$331,000	$—	$331,000

Bank Credit Facility

Lone Pine maintains a $500 million bank credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The bank credit facility became effective upon the closing of our IPO, and will mature on March 18, 2016. Availability under the bank credit facility is governed by a borrowing base, which was recently reaffirmed at $375 million on May 10, 2012. As of March 31, 2012, we had $187 million outstanding under our bank credit facility at a weighted average interest rate of 3.3955% and borrowing capacity of approximately $186 million (after deducting $1.6 million of outstanding letters of credit).

Senior Notes

On February 14, 2012, LPR Canada, an Alberta corporation and a wholly-owned subsidiary of the Company, issued US$200 million aggregate principal amount of 10.375% Senior Notes due February 15, 2017 (the “Senior Notes”). Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15, commencing August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by the Company and all of the Company’s subsidiaries, other than LPR Canada (the “Guarantors”). These guarantees are full and unconditional and joint and several among the Guarantors. After the original issue discount of 1.423% and commissions of approximately $4.9 million, the issuance of the Senior Notes resulted in net proceeds to the Company of approximately $192.1 million.

The Senior Notes were issued pursuant to an Indenture, dated February 14, 2012 (the “Indenture”), among LPR Canada, the Guarantors and U.S. Bank National Association, as trustee.

On or prior to February 15, 2015, LPR Canada may, from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of a public or private equity offering at a redemption price of 110.375% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remains outstanding after such redemption, and the redemption occurs within 180 days after the closing of such equity offering.   Prior to February 15, 2015, LPR Canada may redeem all or part of the Senior Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2015, LPR Canada may redeem all or part of the Senior Notes at redemption prices (expressed as percentages of principal amount of the Senior Notes) equal to 105.188% for the 12-month period beginning on February 15, 2015 and 100.00% for the 12-month period beginning on February 15, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Senior Notes.

The Senior Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and non-U.S. persons in reliance on Regulation S under the Securities Act. The Senior Notes have not been registered under the Securities Act, or any state securities laws. In connection with the issuance of the Senior Notes, LPR Canada and the Guarantors entered into a Registration Rights Agreement that requires LPR Canada and the Guarantors to file a registration statement with respect to an offer to exchange the Senior Notes for substantially identical notes that are registered under the Securities Act. LPR Canada and the Guarantors agreed to use their commercially reasonable efforts to cause such exchange offer registration statement to become effective under the Securities Act. In addition, LPR Canada and the Guarantors agreed to use their commercially reasonable efforts to cause the exchange offer to be consummated not later than 365 days after February 14, 2012. Under some circumstances, in lieu of, or in addition to, a registered exchange offer, LPR Canada and the Guarantors have agreed to file a shelf registration statement with respect to the Senior Notes. LPR Canada and the Guarantors are required to pay additional interest if they fail to comply with their obligations to register the Senior Notes within the specified time period.

The Indenture contains customary covenants that restrict Lone Pine’s ability and the ability of certain of its subsidiaries to: (i) sell assets, including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its common stock or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred stock; (v) create or incur certain liens; (vi) make certain acquisitions and investments; (vii) redeem or prepay other debt; (viii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to it; (ix) consolidate, merge or transfer all or substantially all of its assets; (x) engage in transactions with affiliates; (xi) create unrestricted subsidiaries; (xii) enter into sale and leaseback transactions; or (xiii) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from both of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

The Indenture contains customary events of default, including:

•                                          default in any payment of interest on any Senior Note when due, continued for 30 days;

•                                          default in the payment of principal of or premium, if any, on any Senior Note when due;

•                                          failure by LPR Canada or any Guarantor to comply with its other obligations under the Indenture, in certain cases subject to notice and grace periods;

•                                          default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Company (the “Parent Guarantor”) or any of its restricted subsidiaries (or the payment of which is guaranteed by the Parent Guarantor or any of its restricted subsidiaries), other than indebtedness owed to the Parent Guarantor or a restricted subsidiary, whether such indebtedness or guarantee now exists, or is created after the date of the Indenture;

•                                          certain events of bankruptcy, insolvency or reorganization of the Parent Guarantor, LPR Canada or a significant subsidiary or group of restricted subsidiaries that, taken together (as of the latest audited consolidated financial statements for the Parent Guarantor and its restricted subsidiaries), would constitute a significant subsidiary;

•                                          failure by the Parent Guarantor, LPR Canada or any significant subsidiary or group of restricted subsidiaries that, taken together (as of the latest audited consolidated financial statements for the Parent Guarantor and its restricted subsidiaries), would constitute a significant subsidiary to pay final judgments aggregating in excess of US$20.0 million, within 60 days; and

•                                          any guarantee of the Senior Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.

(7) DERIVATIVE INSTRUMENTS

Commodity Derivatives

Lone Pine has entered into derivative instruments to manage its exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of the Company’s cash flows.  Lone Pine’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure; however, Lone Pine has elected not to designate its derivatives as hedging instruments for accounting purposes. As such, Lone Pine recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the statements of operations.

The table below sets forth Lone Pine’s outstanding commodity swaps as of March 31, 2012.

	Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Hedged Price per MMBtu		bbl/d	Weighted Average Hedged Price per bbl
April 1 — December 31, 2012	25,000	US$	5.09	2,000	US$	102.35
April 1 — December 31, 2012	—	—		1,000		$100.98
Calendar 2013	—	—		500		$102.00
Calendar 2013	—	—		500	US$	101.00

Fair Value Amounts

The table below summarizes the location and fair value amounts of Lone Pine’s derivative instruments reported in the balance sheets as of the dates indicated. See note 8 for additional information on the fair value of Lone Pine’s derivative instruments.

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Current assets	$15,751	$19,786
	$15,751	$19,786
Liabilities:
Current liabilities	$596	$—
Long-term liabilities	538	—
	$1,134	$—

The table below shows the amount of derivative instrument gains and losses reported in the statements of operations as “Losses (gains) on derivative instruments” for the periods indicated. Due to the volatility of oil and natural gas prices, the estimated fair values of Lone Pine’s commodity derivative instruments are subject to large fluctuations from period to period.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Realized losses (gains) on derivative instruments	$(5,062)	$—
Unrealized losses (gains) on derivative instruments	5,169	—
Losses (gains) on derivative instruments	$107	$—

(8) FAIR VALUE MEASUREMENTS

The authoritative accounting guidance regarding fair value measurements for assets and liabilities establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers consist of:  Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair values and carrying amounts of the Company’s financial instruments are summarized below as of the dates indicated.

	Fair value	March 31, 2012		December 31, 2011
	measurement	Carrying		Carrying
	Level	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Assets:
Cash	—	$745	$745	$276	$276
Accounts receivable	—	22,630	22,630	28,804	28,804
Derivative instruments	2	15,751	15,751	19,786	19,786
Liabilities:
Accounts payable and accrued liabilities	—	75,890	75,890	75,702	75,702
Accrued interest	—	3,321	3,321	—	—
Bank credit facility	2	187,000	187,000	331,000	331,000
Senior Notes	1	191,893	205,605	—	—
Total Long-term debt		378,893	392,605	331,000	331,000
Derivative instruments	2	1,134	1,134	—	—
Capital lease obligation	2	6,610	6,610	6,894	6,894

The Company uses various assumptions and methods in estimating the fair values of its financial instruments. All of the estimates of fair value were determined using significant other observable inputs (Level 2), except for the fair value of the Senior Notes, which was determined based on the unadjusted quoted price in an active market (Level 1) given that the Senior Notes are actively traded in a private market with an independent quoted price available from a third party. The carrying amount of the Senior Notes has been reduced by the original issue discount of 1.423% and commissions of approximately $4.9 million, while the fair value of the Senior Notes is based on its face amount of US$200 million and March 31, 2012 market price of US$103.06 per US$100 face amount. The carrying amount of the bank credit facility approximates fair value since the borrowings bear interest at variable market rates. The carrying amount of the capital lease obligation approximates fair value, as interest rates have not materially changed since the lease was executed.

The Company’s derivative assets and liabilities include commodity derivatives. See note 7 for additional information on these instruments.  The Company utilizes present value techniques to value its derivatives.  Inputs to the valuations include published forward prices and credit risk considerations, including the incorporation of published interest rates and credit spreads.  All of the significant inputs are observable; therefore, the Company’s derivative instruments are included within the Level 2 fair value hierarchy.

The fair values of the other financial instruments, including cash, accounts receivable, accrued interest, accounts payable and accrued liabilities, approximate their carrying values due to their short-term nature.

(9) EARNINGS (LOSS) PER SHARE

The following sets forth the calculation of basic and diluted earnings (loss) per common share for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net earnings (loss)	$(9,508)	$5,291
Net earnings attributable to participating securities	—	—
Net earnings (loss) attributable to common stock	$(9,508)	$5,291
Weighted average number of common shares outstanding during the period for basic earnings per share	85,000	70,000
Dilutive effect of potential common shares	—	—
Weighted average number of common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	85,000	70,000
Basic earnings (loss) per common share	$(0.11)	$0.08
Diluted earnings (loss) per common share	$(0.11)	$0.08

At March 31, 2012, approximately 1.6 million potential shares were excluded from the diluted earnings (loss) per common share calculation as the effect of their inclusion was anti-dilutive.  At March 31, 2011, no potential common shares were excluded from the diluted earnings per common share calculation.

(10) STOCK-BASED COMPENSATION

Stock Options

In the first quarter of 2012, the Company granted 646,636 stock options with an exercise price of US$6.94 to officers and employees, which vest in equal tranches over a period of three years and have a five-year term. The weighted average grant date fair value of the stock options of $2.05 was calculated using the Black-Scholes valuation model, using the following assumptions: expected life of four years, share price volatility of 35%, risk-free interest rate of 1.2% and a dividend yield of nil.

Phantom Stock Units

In the first quarter of 2012, the Company granted 889,684 phantom stock units to officers and employees, which vest in equal tranches over a period of three years and will be settled in newly-issued shares of common stock of the Company. The weighted average grant date fair value of the phantom stock units of $7.07 was determined by reference to the average of the high and low stock price of a share of Lone Pine common stock as published by the New York Stock Exchange on the date of grant, and translated to Canadian dollars at the foreign exchange rate at the grant date.

(11) INCOME TAXES

The Company calculates its income tax expense for the period by estimating the annual effective tax rate and applying that rate to the year-to-date earnings (loss) at the end of each period.

The Company’s effective tax rate in any period is a function of the relationship between total tax expense and the amount of earnings before income taxes for the period. The effective tax rate differs from the statutory tax rate as it takes into consideration permanent differences (such as stock-based compensation that will be settled in shares of the Company), adjustments for changes in tax rates and other tax legislation, and the differences between the provision and the actual amounts subsequently reported on the tax returns.

The Company’s combined federal and provincial statutory tax rate for the periods presented ranged from 25% to 26.5%. However, the effective tax rate of 18% for the three months ended March 31, 2012 was lower than the Canadian statutory rate of 25%, primarily due to non-deductible stock-based compensation expense, additional deferred income tax to recognize the estimated annual effective rate, and an increase in the valuation allowance for deferred tax assets. The effective tax rate of 27% for the three months ended March 31, 2011 was higher than the Canadian statutory rate of 26.5% primarily due to an increase in the valuation allowance for deferred tax assets as well as an increase to recognize the estimated annual effective rate, partially offset by foreign exchange gains that are taxed at 50% of the statutory rate.

(12) SUBSEQUENT EVENTS

Commodity Derivatives

The following table summarizes additional commodity swaps that were entered into between April 1, 2012 and May 10, 2012:

	Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Hedged Price per MMBtu	bbl/d	Weighted Average Hedged Price per bbl
Calendar 2013	—	—	500	$104.05

The Company also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. The following table summarizes commodity collars that were entered into between April 1, 2012 and May 10, 2012:

	Commodity Collars
	Natural Gas (NYMEX HH)
Term	MMBtu/d	Weighted Average Hedged Floor Price per MMBtu		Weighted Average Hedged Ceiling Price per MMBtu
Calendar 2013	15,000	US$	3.00	US$	4.00

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On February 14, 2012, LPR Canada issued US$200 million of Senior Notes (see note 6 — Long-term Debt), which are guaranteed on a senior unsecured basis by the Guarantors. These guarantees are full and unconditional and joint and several among the Guarantors.

The following financial information reflects consolidating financial information of the Subsidiary Issuer, LPR Canada, and the Guarantors on a combined basis, prepared on the equity basis of accounting. The Parent Guarantor has no independent assets or operations. The Subsidiary Issuer and the Combined Guarantor Subsidiaries are 100% owned by the Parent Guarantor. The information is presented in accordance with the requirements of Rule 3-10 of Regulation S-X.  The information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities.  The Company has not presented separate financial narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the guarantees provided by the Guarantors.

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As of March 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$266	$—	$479	$—	$745
Accounts receivable	—	493	22,846	(709)	22,630
Derivative instruments	—	—	15,751	—	15,751
Prepaid expenses and other current assets	179	—	5,462	—	5,641
Total current assets	445	493	44,538	(709)	44,767
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	747,544	—	747,544
Unproved	—	—	146,886	—	146,886
Net oil and natural gas properties	—	—	894,430	—	894,430
Other property and equipment, net of accumulated depreciation and amortization	—	—	66,140	—	66,140
Net property and equipment	—	—	960,570	—	960,570
Investment in affiliate	356,913	58,063	—	(414,976)	—
Goodwill	—	—	17,328	—	17,328
Other assets	—	—	12,294	—	12,294
	$357,358	$58,556	$1,034,730	$(415,685)	$1,034,959
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$894	$—	$75,705	$(709)	$75,890
Accrued interest	—	—	3,321	—	3,321
Derivative instruments	—	—	596	—	596
Capital lease obligation	—	—	1,171	—	1,171
Deferred income taxes	—	—	3.396	—	3,396
Other current liabilities	—	—	3,293	—	3,293
Total current liabilities	894	—	87,482	(709)	87,667
Long-term debt	—	—	378,893	—	378,893
Derivative instruments	—	—	538	—	538
Asset retirement obligations	—	—	15,436	—	15,436
Deferred income taxes	—	—	69,476	—	69,476
Capital lease obligation	—	—	5,439	—	5,439
Other liabilities	—	—	2,037	—	2,037
Total liabilities	894	—	559,301	(709)	559,486
Stockholders’ equity:
Common stock	833	39,135	832,750	(871,885)	833
Capital surplus	360,547	19,027	143,138	457,282	979,994
Retained earnings (accumulated deficit)	(5,321)	394	(500,167)	(373)	(505,467)
Accumulated other comprehensive income (loss)	405	—	(292)	—	113
Total stockholders’ equity	356,464	58,556	475,429	(414,976)	475,473
	$357,358	$58,556	$1,034,730	$(415,685)	$1,034,959

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As of December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$273	$—	$3	$—	$276
Accounts receivable	—	504	28,804	(504)	28,804
Derivative instruments	—	—	19,786	—	19,786
Prepaid expenses and other current assets	180	—	5,380	—	5,560
Total current assets	453	504	53,973	(504)	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	704,232	—	704,232
Unproved	—	—	138,727	—	138,727
Net oil and natural gas properties	—	—	842,959	—	842,959
Other property and equipment, net of accumulated depreciation and amortization	—	—	66,413	—	66,413
Net property and equipment	—	—	909,372	—	909,372
Investment in affiliate	356,913	58,063	—	(414,976)	—
Goodwill	—	—	17,328	—	17,328
Other assets	—	—	11,175	—	11,175
	$357,366	$58,567	$991,848	$(415,480)	$992,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,369	$—	$74,837	$(504)	$75,702
Capital lease obligation	—	—	1,156	—	1,156
Deferred income taxes	—	—	4,946	—	4,946
Other current liabilities	—	—	2,686	—	2,686
Total current liabilities	1,369	—	83,625	(504)	84,490
Long-term debt	—	—	331,000	—	331,000
Asset retirement obligations	—	—	15,412	—	15,412
Deferred income taxes	—	—	69,981	—	69,981
Capital lease obligation	—	—	5,738	—	5,738
Other liabilities	—	—	1,818	—	1,818
Total liabilities	1,369	—	507,574	(504)	508,439
Stockholders’ equity:
Common stock	833	39,135	832,750	(871,885)	833
Capital surplus	359,433	19,027	143,138	457,282	978,880
Retained earnings (accumulated deficit)	(4,674)	405	(491,317)	(373)	(495,959)
Accumulated other comprehensive income (loss)	405	—	(297)	—	108
Total stockholders’ equity	355,997	58,567	484,274	(414,976)	483,862
	$357,366	$58,567	$991,848	$(415,480)	$992,301

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Three Months Ended March 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$44,329	$—	$44,329
Interest and other	—	—	6	—	6
Total revenues	—	—	44,335	—	44,335
Costs, expenses, and other:
Lease operating expenses	—	—	14,449	—	14,449
Production and property taxes	—	—	853	—	853
Transportation and processing	—	—	4,153	—	4,153
General and administrative	627	—	3,479	—	4,106
Depreciation, depletion, and amortization	—	—	26,430	—	26,430
Interest expense	—	—	5,751	—	5,751
Foreign currency exchange losses (gains)	(16)	11	(291)	—	(296)
Losses (gains) on derivative instruments	—	—	107	—	107
Other, net	36	—	311	—	347
Total costs, expenses, and other	647	11	55,242	—	55,900
Earnings (loss) before income taxes	(647)	(11)	(10,907)	—	(11,565)
Income tax	—	—	(2,057)	—	(2,057)
Net earnings (loss)	$(647)	$(11)	$(8,850)	$—	$(9,508)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Three Months Ended March 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(647)	$(11)	$(8,850)	$—	$(9,508)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Amortization of minimum postretirement benefits liability, net of tax	—	—	5	—	5
Comprehensive income (loss)	$(647)	$(11)	$(8,845)	$—	$(9,503)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of dollars)

	Three Months Ended March 31, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Revenues:
Oil and natural gas	$—	$—	$—	$—	$35,562	$—	$35,562
Interest and other	—	—	—	—	12	—	12
Total revenues	—	—	—	—	35,574	—	35,574
Costs, expenses, and other:
Lease operating expenses	—	—	—	—	8,049	—	8,049
Production and property taxes	—	—	—	—	591	—	591
Transportation and processing	—	—	—	—	3,550	—	3,550
General and administrative	1,057	—	1,057	1,042	2,348	—	3,390
Depreciation, depletion, and amortization	—	—	—	—	18,641	—	18,641
Interest expense	—	—	—	—	1,353	—	1,353
Foreign currency exchange losses (gains)	—	—	—	—	(7,534)	—	(7,534)
Other, net	—	—	—	—	315	—	315
Total costs, expenses, and other	1,057	—	1,057	1,042	27,313	—	28,355
Earnings (loss) before income taxes	(1,057)	—	(1,057)	(1,042)	8,261	—	7,219
Income tax	—	—	—	—	1,928	—	1,928
Net earnings (loss)	$(1,057)	$—	$(1,057)	$(1,042)	$6,333	$—	$5,291

Condensed Consolidating Statement of Comprehensive Income

(In thousands of dollars)

	Three Months Ended March 31, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Net earnings (loss)	$(1,057)	$—	$(1,057)	$(1,042)	$6,333	$—	$5,291
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	—	—	—	42	—	—	42
Amortization of minimum postretirement benefits liability, net of tax	—	—	—	—	—	—	—
Comprehensive income (loss)	$(1,057)	$—	$(1,057)	$(1,000)	$6,333	$—	$5,333

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Three Months Ended March 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(647)	$(11)	$(8,850)	$—	$(9,508)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	—	—	26,430	—	26,430
Amortization of deferred costs	—	—	481	—	481
Deferred income tax	—	—	(2,057)	—	(2,057)
Unrealized losses (gains) on derivative instruments	—	—	5,169	—	5,169
Unrealized foreign currency exchange losses (gains)	—	—	(296)	—	(296)
Stock-based compensation	162	—	557	—	719
Other, net	—	—	357	—	357
Changes in operating assets and liabilities:
Accounts receivable	—	—	6,174	—	6,174
Prepaid expenses and other current assets	1	—	(309)	—	(308)
Accounts payable and accrued liabilities	(414)	—	(13,142)	—	(13,556)
Accrued interest and other current liabilities	—	—	3,609	—	3,609
Net cash provided by (used in) operating activities	(898)	(11)	18,123	—	17,214
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	—	—	(73,688)	—	(73,688)
Other fixed assets	—	—	(912)	—	(912)
Proceeds from divestiture of assets	—	—	—	—	—
Net cash used in investing activities	—	—	(74,600)	—	(74,600)
Financing activities:
Net proceeds from issuance of Senior Notes	—	—	192,052	—	192,052
Debt issuance costs	—	—	(1,225)	—	(1,225)
Proceeds from bank borrowings	—	—	785,000	—	785,000
Repayments of bank borrowings	—	—	(929,000)	—	(929,000)
Change in intercompany balances	867	11	(878)	—	—
Change in bank overdrafts	24	—	11,288	—	11,312
Capital lease payments	—	—	(284)	—	(284)
Net cash provided by financing activities	891	11	56,953	—	57,855
Net increase (decrease) in cash	(7)	—	476	—	469
Cash at beginning of period	273	—	3	—	276
Cash at end of period	$266	$—	$479	$—	$745

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of dollars)

	Three Months Ended March 31, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Operating activities:
Net earnings (loss)	$(1,057)	$—	$(1,057)	$(1,042)	$6,333	$—	$5,291
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	—	—	—	—	18,641	—	18,641
Amortization of deferred costs	—	—	—	—	85	—	85
Deferred income tax	—	—	—	—	1,928	—	1,928
Unrealized foreign currency exchange losses (gains)	—	—	—	—	(7,534)		(7,534)
Other, net	—	—	—	—	288	—	288
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	—	5,370	—	5,370
Prepaid expenses and other current assets	(1,572)	—	(1,572)	(1,550)	1,342	—	(208)
Accounts payable and accrued liabilities	—	—	—	—	(433)	—	(433)
Accrued interest and other current liabilities	—	—	—	—	624	—	624
Net cash provided by (used in) operating activities	(2,629)	—	(2,629)	(2,592)	26,644	—	24,052
Investing activities:
Capital expenditures for property and equipment:
Exploration, development, and acquisition costs	—	—	—	—	(48,164)	—	(48,164)
Other fixed assets	—	—	—	—	(8,837)	—	(8,837)
Proceeds from divestiture of assets	—	—	—	—	406	—	406
Net cash used in investing activities	—	—	—	—	(56,595)	—	(56,595)
Financing activities:
Proceeds from bank borrowings	—	—	—	—	36,000	—	36,000
Repayments of bank borrowings	—	—	—	—	(36,000)	—	(36,000)
Proceeds from Forest	2,629	—	2,629	2,592	33,252	—	35,844
Change in bank overdrafts	—	—	—	—	(1,554)	—	(1,554)
Other, net	—	—	—	—	(10)	—	(10)
Net cash provided by financing activities	2,629	—	2,629	2,592	31,688	—	34,280
Net increase (decrease) in cash	—	—	—	—	1,737	—	1,737
Cash at beginning of period	—	—	—	—	573	—	573
Cash at end of period	$—	$—	$—	—	$2,310	$—	$2,310

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 Annual Report, as well as the condensed consolidated financial statements and the related notes included in this Quarterly Report.  All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward looking statements, as described in more detail under “Cautionary Note Regarding Forward Looking Statements.” Our actual results may differ materially because of a number of risks and uncertainties. See Part II, “Item 1A. Risk Factors” for additional information regarding known material risks.

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” or “Lone Pine” when used in reference to periods prior to June 1, 2011 refer to Lone Pine Resources Canada Ltd. and its consolidated subsidiary, and when used in reference to periods after June 1, 2011, refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references in this Quarterly Report to “LPR Canada” or “our predecessor” refer to Lone Pine Resources Canada Ltd., formerly Canadian Forest Oil Ltd., an Alberta corporation and a wholly-owned subsidiary of Lone Pine Resources Inc., which was the predecessor of Lone Pine Resources Inc., and its consolidated subsidiary.

Unless the context otherwise requires, all operating data presented in this Quarterly Report on a per unit basis is calculated based on net sales volumes, all references to “dollars,” “$” or “Cdn$” in this Quarterly Report are to Canadian dollars, and all references to “U.S. dollars” or “US$” are to United States dollars.

Overview of Lone Pine

We are an independent oil and natural gas exploration, development and production company with operations in Canada. Our reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec and in the Northwest Territories. We were incorporated under the laws of the State of Delaware on September 30, 2010, and prior to our IPO on June 1, 2011, we were a wholly-owned subsidiary of Forest Oil Corporation. On September 30, 2011, Forest distributed all of the outstanding shares of our common stock that it owned to its shareholders (the “Distribution”). As a result of the Distribution, Forest has no remaining ownership interest in us.

DeGolyer and MacNaughton, our independent reserves engineers, estimated our proved reserves to be approximately 401 Bcfe as of December 31, 2011, of which approximately 26% was oil and natural gas liquids, approximately 74% was natural gas and approximately 53% was classified as proved developed reserves.

Our financial statements relating to the period from our inception (September 30, 2010) through the completion of our IPO (June 1, 2011) reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and its predecessor, LPR Canada, on a combined basis. The financial statements relating to the period subsequent to and including June 1, 2011 reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and its wholly-owned consolidated subsidiaries.

Effective October 1, 2011, Lone Pine changed its functional currency and reporting currency from the U.S. dollar to the Canadian dollar. The functional currency of LPR Canada has not changed and continues to be the Canadian dollar.  As a result of our change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect our consolidated financial statements as if they had been historically reported in Canadian dollars, consistent with ASC 830, Foreign Currency Matters. Following the changes in functional currency and reporting currency, we are subject to foreign currency exchange rate risk relating to the Senior Notes, certain of our derivative instruments and our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract expiring in 2014.  See “—Change in Functional and Reporting Currency” and note 2 to our financial statements for more information about our change in functional and reporting currency.

First Quarter 2012 Highlights

Our financial and operating performance for the first quarter of 2012 included the following highlights:

•                                          As part of our strategy to focus on light oil development in the current economic environment, we drilled a total of 20 gross (17.95 net) light oil wells at Evi with a 100% success rate.

•                                          Average daily net sales volumes were 91.2 MMcfe/d, which included 3,923 bbls/d of oil and NGLs, resulting in a net liquids production weighting of 26% compared to 14% in the first quarter of 2011.

•                                          Generated Adjusted EBITDA of $26.5 million, a 33% increase from the first quarter of 2011 and Adjusted Discretionary Cash Flow of $21.3 million, a 14% increase from the first quarter of 2011.

•                                          On February 14, 2012, LPR Canada completed the Senior Notes offering. The net proceeds of approximately $192.1 million were used to partially repay borrowings outstanding under our bank credit facility.

•                                          Invested $77.5 million in our asset base, including $7.0 million on undeveloped land.

Natural gas prices have declined to ten-year lows during the first quarter of 2012, and therefore our near-term strategy continues to be primarily focused on light oil opportunities in the Evi area. We have allocated approximately 80% of our 2012 capital budget of approximately $200 million to $220 million towards light oil development in the Evi area, which we expect will be funded through cash provided by operating activities and borrowings under our bank credit facility.

Results of Operations—Three Months Ended March 31, 2012 and 2011

The following table sets forth selected financial results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Oil and natural gas revenues	$44,329	$35,562
Net earnings (loss)	(9,508)	5,291
Adjusted EBITDA(1)	26,544	19,949
Adjusted Discretionary Cash Flow (1)	21,295	18,699

(1)                       Adjusted EBITDA and Adjusted Discretionary Cash Flow are non-GAAP performance measures. See “—Reconciliation of Non-GAAP Measures” for a reconciliation of Adjusted EBITDA to net earnings (loss) and Adjusted Discretionary Cash Flow to cash provided by operating activities, which are the most directly comparable financial measures calculated and presented in accordance with GAAP.

For the three months ended March 31, 2012, we recognized a net loss of $9.5 million compared to net earnings of $5.3 million for the three months ended March 31, 2011, primarily due to higher depreciation, depletion and amortization expense (“DD&A”) and higher lease operating expenses as a result of our increasing crude oil volumes, as well as higher interest expense. These additional costs were partially offset by higher revenue attributable to increased oil production volumes. The increase in Adjusted EBITDA to $26.5 million for the three months ended March 31, 2012 from $19.9 million for the three months ended March 31, 2011 was primarily due to a 25% increase in revenues partially offset by higher lease operating expenses.

A discussion of the components of the changes in our results of operations follows.

Oil and Natural Gas Volumes and Revenues

Our revenues, sales volumes and average prices by product for the three months ended March 31, 2012 and 2011 are set forth in the table below.

	Three Months Ended March 31,
	2012	2011

Working interest sales volumes(1):
Oil (Mbbls)	374	179
NGLs (Mbbls)	25	28
Natural gas (MMcf)	6,234	6,801
Total equivalent (MMcfe)	8,628	8,043
Total equivalent daily sales volumes (MMcfe/d)	95	89
Total equivalent daily sales volumes (boe/d)	15,802	14,894
Average liquids weighting	28%	15%

Net sales volumes(2):
Oil (Mbbls)	339	154
NGLs (Mbbls)	18	20
Natural gas (MMcf)	6,159	6,486
Total equivalent (MMcfe)	8,301	7,530
Total equivalent daily sales volumes (MMcfe/d)	91	84
Total equivalent daily sales volumes (boe/d)	15,203	13,944
Average liquids weighting	26%	14%

Revenues (in thousands):
Oil	$29,786	$12,192
NGLs	1,088	1,167
Natural gas	13,455	22,203
Total oil and natural gas revenues	$44,329	$35,562

(1)                       “Working interest sales volumes” represents our working interest share of sales volumes before the impact of royalties.

(2)                       “Net sales volumes” represents our working interest sales volumes less the amount of volumes attributable to royalties.

Average prices per unit:
NYMEX WTI (US$ per bbl)	103,03	94.60
NYMEX WTI ($ per bbl)	103.14	93.24
Edmonton Par ($ per bbl)	93.40	87.04
Average oil sales price ($ per bbl)	87.86	79.17
Differential to NYMEX WTI ($ per bbl)	15.28	14.07
Differential to Edmonton Par ($ per bbl)	5.54	7.87

Average NGLs sales price ($ per bbl)	60.44	58.35
Percentage of NYMEX WTI	59%	63%

NYMEX Henry Hub (US$ per MMBtu)	2.74	4.11
NYMEX Henry Hub ($ per MMBtu)	2.74	4.05
AECO ($ per Mcf)	2.52	3.77
Average natural gas sales price ($ per Mcf)	2.18	3.42
Differential to NYMEX Henry Hub ($ per Mcf)	0.56	0.63
Differential to AECO ($ per Mcf)	0.34	0.35

Total equivalent realized sales price ($ per Mcfe)	5.34	4.72
Total equivalent realized sales price ($ per boe)	32.04	28.34

Oil and natural gas revenues were $44.3 million and $35.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in revenues for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily the result of increased crude oil revenues that were strengthened by both higher crude oil production and crude oil sales prices. Partially offsetting this increase in crude oil revenues was a 39% decline in natural gas revenues in the period as both natural gas sales volumes and natural gas sales prices have decreased significantly from the first quarter of 2011.

Average net sales volumes for the three months ended March 31, 2012 of 91 MMcfe/d were 9% higher than the 84 MMcfe/d produced in the first quarter of 2011 primarily as a result of the advancement of our light oil development at Evi in 2011 and 2012. Consistent with our strategy of higher liquids production, we increased our liquids weighting from 14% in the first quarter of 2011 to 26% in first quarter of 2012. In the first quarter of 2012, our natural gas production decreased by 6% when compared to 2011 as we have temporarily suspended new investment in natural gas drilling activities in response to the low natural gas prices observed in the market over the past six months, and we expect this decrease in natural gas production to continue while we focus on light oil development.

The average realized sales price for the first quarter of 2012 increased 13% to $5.34 per Mcfe compared to $4.72 per Mcfe in the first quarter of 2011.  The average realized oil sales price increased 11% to $87.86 per bbl and the average realized natural gas sales price decreased 36% to $2.18 per Mcf in the first quarter of 2012 compared to the first quarter of 2011.

Oil and Gas Production Expense

The following table sets forth the detail of production expense for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per Mcfe data)
Production expense:
Lease operating expenses	$14,449	$8,049
Production and property taxes	853	591
Transportation and processing	4,153	3,550
Total	$19,455	$12,190

Production expense per Mcfe:
Lease operating expenses	$1.74	$1.07
Production and property taxes	0.10	0.08
Transportation and processing	0.50	0.47
Total	$2.34	$1.62

Lease Operating Expenses

Lease operating expenses were $14.4 million, or $1.74 per Mcfe, in the three months ended March 31, 2012 compared to $8.0 million, or $1.07 per Mcfe, in the three months ended March 31, 2011. The increase was primarily due to higher costs associated with the production of oil, including a higher number of workovers related to sand cleanouts from new wells at Evi completed in the first quarter of 2012. The cost of workovers, including clean outs, flushbys, pump changes and coil rig cleanouts, increased by $3.5 million, which included an increase of $3.1 million at Evi. In addition, direct operating costs increased by $2.7 million due to an increase at Evi of $3.4 million partially offset by a reduction of $0.7 million in other areas. The increase at Evi related to higher costs for trucking of emulsion, labor, temporary tank rentals, chemicals and surface maintenance related to our growing crude oil volumes in the area.

Production and Property Taxes

Production and property taxes, which primarily consist of property taxes (ad valorem taxes) assessed by local governments, were relatively consistent during the periods presented, ranging from $0.08 to $0.10 per Mcfe.

Transportation and Processing

Transportation and processing costs primarily consist of gas transportation costs and field-level gas gathering and processing costs. The increase for the three months ended March 31, 2012 was primarily due to higher fees at Narraway/Ojay fields and additional processing costs related to our oil production at Evi, partially offset by lower natural gas production in other areas.

General and Administrative Expense

The following table summarizes the components of general and administrative expense incurred during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per Mcfe data)
Stock-based compensation costs	$1,608	$751
Other general and administrative costs	3,978	3,938
General and administrative costs capitalized (including stock-based compensation)	(1,480)	(1,299)
General and administrative expense	$4,106	$3,390
General and administrative expense per Mcfe	$0.49	$0.45

Stock-Based Compensation Costs

In the three months ended March 31, 2012, stock-based compensation costs related to the amortization of the fair value of units awarded as part of our long-term incentive plans. This amortization includes units issued in 2011, which are primarily accounted for as liability-settled units, the fair value of which is adjusted quarterly based on our share price. The amortization also includes the fair value of units issued in 2012, all of which are accounted for as equity-settled units, the fair value of which was determined and fixed at the date of grant. In the three months ended March 31, 2011, stock-based compensation costs represented the amortization of the fair value of units awarded by Forest as part of its equity incentive plans, since the Lone Pine plan had not yet been established.

The following table reconciles the change in our long-term incentive plans for the three months ended March 31, 2012:

	Phantom Stock Units	Stock Options	Restricted Stock	Total

Outstanding as of December 31, 2011	700,950	—	26,202	727,152
Awarded	889,684	646,636	—	1,536,320
Outstanding as of March 31, 2012	1,590,634	646,636	26,202	2,263,472

Other General and Administrative Costs

Other general and administrative costs are primarily comprised of salaries and related benefit costs for our employees and office lease costs. Our staffing and overhead costs increased in the three months ended March 31, 2012, primarily as a result of the addition of corporate functions that were historically provided to us by Forest. However, when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011, this increase was offset by incremental costs that were incurred in 2011 in preparation for the IPO and spin-off from Forest.

General and Administrative Costs Capitalized

Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized. The percentage of general and administrative costs capitalized in the three months ended March 31, 2012 and 2011 was consistent at approximately 27% to 28%.

Depreciation, Depletion and Amortization

The following table summarizes DD&A expense incurred during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per Mcfe data)
Depreciation, depletion and amortization	$26,430	$18,641
Depreciation, depletion and amortization per Mcfe	$3.18	$2.48

Our DD&A rate increased to $3.18 per Mcfe during the three months ended March 31, 2012 compared to $2.48 per Mcfe in the three months ended March 31, 2011. The increase in DD&A in the period is primarily related to our higher investment over the last year in the development of our oil assets, which are more capital intensive than our natural gas properties.

Ceiling Test

Under the full cost method of accounting for oil and gas activities, the ceiling test calculation uses prices that are based on the average of the first-day-of-the-month prices during the 12-month period prior to the reporting date. We did not recognize a ceiling test write-down at March 31, 2012, although the excess was marginal due to low natural gas prices. Given the sustained decline in natural gas prices over the last year and the current outlook of continued low natural gas prices, there is a significant possibility of recognizing a non-cash ceiling test write-down in one or more of the remaining quarters of 2012.

Interest Expense

The following table summarizes interest expense incurred during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest costs — Bank credit facility	$2,936	$1,612
Interest costs — Senior Notes	2,815	—
Interest costs capitalized	—	(259)
Interest expense	$5,751	$1,353

Interest expense of $5.8 million for the three months ended March 31, 2012 was primarily associated with the interest cost on our Senior Notes and borrowings under our bank credit facility, as well as the amortization of debt issue costs. The average interest rate on our bank credit facility, which is floating based on market interest rates, was less than 4% for the three months ended March 31, 2012, while the interest rate on the Senior Notes is fixed at 10.375%. Interest expense for the three months ended March 31, 2011 was primarily associated with the note payable to Forest. The increase in interest costs for the three months ended March 31, 2012 compared to 2011 is due to a higher interest rate on our borrowings as well as a higher level of borrowings. For the three months ended March 31, 2011, we capitalized $0.3 million of interest related to our investment in unproved acreage in the Narraway/Ojay fields.

Losses (Gains) on Derivative Instruments

The table below sets forth unrealized and realized losses (gains) on derivatives recognized during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Unrealized losses (gains) on derivatives
Oil	$5,733	$—
Natural gas	(564)	—
Unrealized losses (gains) on derivatives	$5,169	$—

Realized losses (gains) on derivatives
Oil	$298	$—
Natural gas	(5,360)	—
Realized losses (gains) on derivatives	$(5,062)	$—

We have entered into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of our cash flows. We realized gains on these instruments in the three months ended March 31, 2012, primarily because the NYMEX Henry Hub natural gas price was significantly lower than the fixed prices in our contracts.

Foreign Currency Exchange

In the three months ended March 31, 2012, we recognized a foreign currency exchange gain of $0.3 million, primarily on the translation of the Senior Notes as the Canadian dollar strengthened between February 14, 2012 and March 31, 2012. In the three months ended March 31, 2011, we recognized a foreign currency exchange gain of $7.5 million related to the amounts due to Forest since they were denominated in U.S. dollars, and the Canadian dollar strengthened in the period.

Other, net

The table below sets forth the components of “Other, net” for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Accretion of asset retirement obligations	$336	$270
Other, net	11	45
	$347	$315

Accretion of asset retirement obligations (“ARO”) is the expense recognized to increase the carrying amount of the liability associated with our ARO as a result of the passage of time.

Income Tax

The table below sets forth our total income tax and effective tax rates for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Current income tax	$—	$—
Deferred income tax	(2,057)	1,928
Total income tax	$(2,057)	$1,928
Effective tax rate	18%	27%

Our combined federal and provincial statutory tax rate for the periods presented ranged from 25% to 26.5%. However, our effective tax rate of 18% for the three months ended March 31, 2012 was lower than the Canadian statutory rate of 25%, primarily due to non-deductible stock-based compensation expense, additional deferred income tax to recognize the estimated annual effective rate, and an increase in the valuation allowance for deferred tax assets. Our effective tax rate of 27% for the three months ended March 31, 2011 was higher than the Canadian statutory rate of 26.5% primarily due to an increase in the valuation allowance for deferred tax assets as well as an increase to recognize the estimated annual effective rate, partially offset by foreign exchange gains that are taxed at 50% of the statutory rate.

Liquidity and Capital Resources

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash provided by operating activities, our bank credit facility and borrowings from Forest as our primary sources of liquidity. Additionally, as market conditions have permitted, we have engaged in non-core asset divestitures. Following the completion of our IPO and the Distribution, we no longer borrow from Forest. We also have accessed the equity and debt capital markets as market conditions have permitted.

Changes in the market prices for oil, natural gas and NGLs directly impact our level of cash provided by operating activities. Natural gas has historically comprised approximately 80% of our production; as a result, our operations and cash flows have been more sensitive to fluctuations in the market price for natural gas than to fluctuations in the market price for oil. In 2011 and the first quarter of 2012, we entered into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protect and provide certainty on a portion of our cash flows. As of May 10, 2012, we had entered into commodity swaps to hedge approximately 825,000 barrels of oil and 6.875 Bcf of natural gas (total equivalent of 11.8 Bcfe) of our projected 2012 production for the remainder of the year. This level of hedging will provide a measure of certainty of the cash flows that we will receive for a portion of our production. In the future, we may determine to increase or decrease our hedging positions. See Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” for more information on our derivative contracts.

As noted above, a primary source of liquidity is our bank credit facility, which has been used to fund daily operations as needed. Our bank credit facility, which matures in March 2016, is secured by a portion of our assets. Our bank credit facility had a borrowing base of $425 million at December 31, 2011, which was automatically reduced to $375 million in February 2012 upon the completion of our offering of the Senior Notes. On May 10, 2012, the borrowing base was reaffirmed at $375 million. The borrowing base is subject to redetermination and to other automatic adjustments under our bank credit facility. See “—Bank Credit Facility” below for further details.

We have established a capital budget range of approximately $200 million to $220 million for 2012 and will focus our drilling program almost entirely on our light oil opportunities. We plan to fund our 2012 capital budget primarily through cash provided by operating activities and borrowings under our bank credit facility.  During the first quarter of 2012, we invested $77.5 million in our asset base, which is on pace with our planned full year 2012 capital budget.

We believe that our cash provided by operating activities and the funds available under our bank credit facility will be sufficient to fund our normal recurring operating needs, anticipated capital expenditures and our contractual obligations. However, if our revenue and cash flows decrease in the future as a result of a deterioration in domestic and global economic conditions, a significant decline in commodity prices or a continuation of depressed natural gas prices, we may elect to reduce our planned capital expenditures. We believe that this flexibility to adjust our spending levels will provide us with sufficient liquidity to meet our financial obligations should economic conditions deteriorate. See Part II, “Item 1A. Risk Factors” in this Quarterly Report and Part I, “Item 1A. Risk Factors” in our 2011 Annual Report for a discussion of the risks and uncertainties that affect our business and financial and operating results.

We expect the public and private debt and equity capital markets to serve as another source of liquidity. For example, in June 2011, we completed our IPO for net proceeds of approximately $173.1 million, and in February 2012, we completed an offering of Senior Notes for net proceeds of approximately $192.1 million. Our ability to access the debt and equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, credit ratings that may be assigned to our debt by independent credit rating agencies, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.

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

Bank Credit Facility

On March 18, 2011, Lone Pine entered into a $500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch.  Our bank credit facility became effective upon the closing of the Offering, and replaced the existing LPR Canada bank credit facility at such time.  The credit facility will mature on March 18, 2016.  Availability under the credit facility is governed by a borrowing base, which was recently reaffirmed at $375 million on May 10, 2012.  The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the bank credit facility could increase or decrease based on such redetermination. The next scheduled redetermination of the borrowing base is expected to occur on or about November 1, 2012.  In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

Borrowings under our bank credit facility bear interest at one of two rates that we elect. Borrowings bear interest at a rate that may be based on either: (1)  the sum of the applicable bankers’ acceptance rate (as determined in accordance with the terms of the credit agreement governing our bank credit facility), and a stamping fee of between 175 to 275 basis points, depending on borrowing base utilization; or (2) the Canadian Prime Rate (as determined in accordance with the terms of our bank credit facility) plus 75 to 175 basis points, depending on borrowing base utilization.

Our bank credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions and also includes a financial covenant. Our bank credit facility provides that Lone Pine will not permit its ratio of total debt outstanding to consolidated EBITDA (as adjusted for non-cash charges) for a trailing 12-month period to be greater than 4.00 to 1.00. As at March 31, 2012, this ratio was approximately 2.8 to 1.0.

Of the $500 million total nominal amount under our bank credit facility, JPMorgan Chase Bank N.A., Toronto Branch and nine other banks hold 100% of the total commitments, with JPMorgan Chase Bank N.A., Toronto Branch holding 13.3% of the total commitments, one lender holding 16.7%, two lenders holding 11.7% each of the total commitments, two lenders holding 10% each of the total commitments, and the other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Credit Facility.  Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity and debt securities, serve as counterparties to LPR Canada’s commodity derivative agreements and may, in the future, act as agent or directly purchase LPR Canada’s production.

As of March 31, 2012, we had $187 million outstanding under our bank credit facility at a weighted average interest rate of 3.3955%. As of May 10, 2012, we had $214 million outstanding under our bank credit facility at a weighted average interest rate of 3.5349% and borrowing capacity of approximately $159 million (after deducting $1.6 million of outstanding letters of credit).

10.375% Senior Notes due 2017

On February 14, 2012, LPR Canada issued US$200 million aggregate principal amount of Senior Notes. Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15, commencing August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by Lone Pine and all of Lone Pine’s subsidiaries, other than LPR Canada. These guarantees are full and unconditional and joint and several among the Guarantors. After the original issue discount of 1.423% and commissions of approximately $4.9 million, the issuance of the Senior Notes resulted in net proceeds to the Company of approximately $192.1 million, which we used to partially repay borrowings outstanding under our bank credit facility.

The Senior Notes were issued pursuant to an Indenture, dated February 14, 2012, among LPR Canada, the Guarantors and U.S. Bank National Association, as trustee.

On or prior to February 15, 2015, we may, from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of a public or private equity offering at a redemption price of 110.375% of the principal amount of the Senior Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remains outstanding after such redemption, and the redemption occurs within 180 days after the closing of such equity offering. Prior to February 15, 2015, we may redeem all or part of the Senior Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after February 15, 2015, we may redeem all or part of the Senior Notes at redemption prices (expressed as percentages of principal amount of the Senior Notes) equal to 105.188% for the 12-month period beginning on February 15, 2015 and 100.00% for the 12-month period beginning on February 15, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Senior Notes.

The Indenture contains customary covenants that restrict our ability to: (i) sell assets, including equity interests in subsidiaries; (ii) pay distributions on, redeem or repurchase our common stock or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred stock; (v) create or incur certain liens; (vi) make certain acquisitions and investments; (vii) redeem or prepay other debt; (viii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (ix) consolidate, merge or transfer all or substantially all of our assets; (x) engage in transactions with affiliates; (xi) create unrestricted subsidiaries; (xii) enter into sale and leaseback transactions; or (xiii) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from both of Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate. The Indenture also contains customary events of default.

Working Capital Deficit

We had a working capital deficit of approximately $42.9 million at March 31, 2012, primarily due to a high level of accounts payable and accrued liabilities related to our capital program.

Historical Cash Flow

Net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$17,214	$24,052
Net cash used in investing activities	(74,600)	(56,595)
Net cash provided by financing activities	57,855	34,280

The decrease in net cash provided by operating activities in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily due to higher production expenses and higher cash outflow related to the payment of accounts payable, partially offset by higher crude oil revenues.

Net cash used in investing activities is primarily comprised of the exploration and development of oil and natural gas properties, net of the divestiture of assets. The components of net cash (used in)/provided by investing activities were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Exploration, development and acquisition costs	$(73,688)	$(48,164)
Other fixed assets	(912)	(8,837)
Proceeds from divestiture of assets	—	406
Net cash used in investing activities	$(74,600)	$(56,595)

                The cash paid for exploration, development and acquisition costs as reflected in the statements of cash flows differs from the capital expenditures in the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made. This timing difference also resulted in a significant increase in net cash used in investing activities in the three months ended March 31, 2012 compared to 2011, primarily due to a significantly higher non-cash accrual for capital expenditures for the three months ended March 31, 2011 compared to 2012. See “—Capital Expenditures” below for more information on our capital expenditures.

Net cash provided by financing activities was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net proceeds from issuance of Senior Notes	$192,052	$—
Debt issuance costs	(1,225)	—
Proceeds from bank borrowings	785,000	36,000
Repayments of bank borrowings	(929,000)	(36,000)
Proceeds from Forest Oil Corporation	—	35,844
Change in bank overdrafts	11,312	(1,554)
Capital lease payments	(284)	—
Other, net	—	(10)
Net cash provided by financing activities	$57,855	$34,280

The net decrease in our bank borrowings for the three months ended March 31, 2012, was $144 million. This decrease was primarily due to the net proceeds of the Senior Notes being used to repay our bank borrowings, partially offset by additional bank borrowings that were used to partially fund our capital program. Net cash provided by financing activities of $34.3 million for the three months ended March 31, 2011 was primarily related to borrowings from Forest.

Capital Expenditures

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Exploration and development	$68,977	$74,326
Acquisitions and leasehold costs	7,077	392
General and administrative costs capitalized	1,480	1,299
Interest capitalized	—	259
Total capital expenditures	$77,534	$76,276

In the three months ended March 31, 2012, our capital expenditures focused on light oil development at the Evi area, where we drilled a total of 20 gross (17.95 net) wells with a 100% success rate. As part of our New Ventures activity, we also acquired undeveloped land at a cost of $7.0 million during the three months ended March 31, 2012, which we expect will support further light oil exploration and development. In 2011, our capital expenditures were primarily related to drilling activity on light oil and natural gas development projects.

Contractual Obligations

There have not been any material changes in our contractual obligations, except for the issuance of the Senior Notes and corresponding reduction to the borrowings under our bank credit facility. The following table summarizes our contractual obligations by calendar year as of March 31, 2012 for these two items:

	2012	2013	2014	2015	2016	After 2016	Total
	(In thousands)
Bank credit facility(1)	$5,515	$7,333	$7,333	$7,333	$188,547	$—	$216,061
Senior Notes(2)	$10,407	$20,698	$20,698	$20,698	$20,698	$209,849	$303,048

(1)                                  Bank credit facility amounts include the anticipated interest payments and commitment fees due under the terms of our bank credit facility using the interest rate in effect, borrowings outstanding and the borrowing base at March 31, 2012.

(2)                                  Amounts include interest payments and repayment of principal.

Change in Functional and Reporting Currency

Effective October 1, 2011, Lone Pine changed its functional currency and reporting currency from the U.S. dollar to the Canadian dollar. The change in functional currency did not have a significant impact on our financial statements as Lone Pine’s operations are primarily carried out by its operating subsidiary, LPR Canada. The functional currency of LPR Canada has not changed and continues to be the Canadian dollar.

Prior to the Distribution, Lone Pine used the same reporting currency as Forest, which was the U.S. dollar, in its financial statements. However, after the Distribution, our management determined that our financial statements should be presented using the Canadian dollar, in order to present Lone Pine’s financial statements in the same currency as its functional currency, and to minimize the impact of changes in foreign currency exchange rates on our financial statements. The determination to change Lone Pine’s reporting currency was based on a number of factors, which included the following: (1) Lone Pine has no assets or operations in the United States, (2) substantially all of Lone Pine’s operations are conducted in a single functional currency, the Canadian dollar, and (3) the reporting currency selected, the Canadian dollar, is the same as the functional currency.

Prior to the change in reporting currency, our statements of operations were translated from Canadian dollars using the weighted average exchange rate for the period. The resulting foreign currency translation adjustment was reported as a component of other comprehensive income and accumulated other comprehensive income. As a result of our change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect our financial statements as if they had been historically reported in Canadian dollars, consistent with ASC 830, Foreign Currency Matters.

As a result of our change in functional currency and reporting currency, there is no difference between the reporting currency and the functional currency of Lone Pine Resources Inc. and any of its subsidiaries. Following the change in functional currency and reporting currency, we will be subject to foreign currency exchange rate risk relating to our Senior Notes, certain of our derivative instruments and our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract expiring in 2014.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires that an entity disclose both gross and net information about instruments and transactions that are either eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement, including derivative instruments. ASU 2011-11 was issued in order to facilitate comparisons between GAAP and International Financial Reporting Standards financial statements by requiring enhanced disclosures, but does not change existing GAAP that permits balance sheet offsetting.  This authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We are currently evaluating the impact that the adoption of this authoritative guidance will have on our financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely defers the requirements in Accounting Standards Update No. 2011-05, “Comprehensive Income, Presentation of Comprehensive Income” to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  The adoption of this authoritative guidance will not have an impact on our financial statements until the specific changes that were proposed under ASU 2011-05 are finalized and issued by the FASB.

Adoption of New Accounting Standards

In the fourth quarter of 2011, we early adopted ASU 2011-05, except for the specific changes that have been deferred under ASU 2011-12, as noted above.  The adoption of ASU 2011-05 required us to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminated the option to report other comprehensive income and its components in the statement of stockholders’ equity.  We elected to present two separate consecutive statements.  Other than a change in presentation, the adoption of ASU 2011-05 did not have any impact on our financial statements.

In the first quarter of 2012, we adopted Accounting Standards Update 2011-04, “Fair Value Measurement and Disclosure Requirements” (“ASU 2011-04”), which revised the existing guidance on fair value measurement under GAAP as part of the Financial Accounting Standards Board’s joint project with the International Accounting Standards Board. Under the revised standard, we were required to provide additional disclosures about fair value measurements, including information about the unobservable inputs and assumptions used in Level 3 fair value measurements, a description of the valuation methodologies used in Level 3 fair value measurements, and the level in the fair value hierarchy of items that are not measured at fair value but whose fair value disclosure is required. The adoption of ASU 2011-04 did not have a significant impact on our financial statements.

In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to performing the second step as well. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test. As a result of adopting ASU 2011-08, we will only consider qualitative factors for impairment testing purposes in its interim periods, but will continue to perform the full two-step goodwill impairment test at December 31 of each year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and other publicly available documents contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements appear in a number of places in this Quarterly Report and may include statements with respect to, among other things:

•                  estimates of our oil and natural gas reserves;

•                  estimates of our future oil, natural gas and NGL production, including estimates of any increases or decreases in our production;

•                  estimates of future capital expenditures;

•                  our future financial condition and results of operations;

•                  our future revenues, cash flows and expenses;

•                  our access to capital and our anticipated liquidity;

•                  our future business strategy and other plans and objectives for future operations;

•                  our future development opportunities and production mix;

•                  our outlook on oil, natural gas and NGL prices;

•                  the amount, nature and timing of future capital expenditures, including future development costs;

•                  our ability to access the capital markets to fund capital and other expenditures;

•                  our assessment of our counterparty risk and the ability of our counterparties to perform their future obligations;

•                  the impact of federal, provincial, territorial and local political, legislative, regulatory and environmental developments in Canada, where we conduct business operations, and in the United States; and

•                  our estimates of additional costs and expenses we may incur as a separate stand-alone company.

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of oil and gas. When considering forward-looking statements, you should keep in mind the assumptions, risk factors and other cautionary statements described in Part I, “Item 1A. Risk Factors” of our 2011 Annual Report and elsewhere in this Quarterly Report. These assumptions and risks include, among other things:

•                  the volatility of oil, natural gas and NGL prices;

•                  the availability of capital on economic terms to fund our significant capital expenditures and acquisitions;

•                  our ability to obtain adequate financing to pursue other business opportunities;

•                  our ability to replace and sustain production;

•                  a lack of available drilling and production equipment, and related services and labor;

•                  increases in costs of drilling, completion, production equipment and related services and labor;

•                  unsuccessful exploration and development drilling activities;

•                  regulatory and environmental risks associated with exploration, drilling and production activities;

•                  declines in the value of our oil and gas properties, resulting in a decrease in our borrowing base under our bank credit facility and ceiling test write-downs;

•                  the adverse effects of changes in applicable tax, environmental and other regulatory legislation;

•                  a deterioration in the demand for our products;

•                  the risks and uncertainties inherent in estimating proved oil and gas reserves and in projecting future rates of production and the timing of expenditures;

•                  the risks of conducting exploratory drilling operations in new or emerging plays;

•                  intense competition with companies with greater access to capital and staffing resources; and

•                  the risks of conducting operations in Canada and the impact of fluctuations in currency exchange rates and political developments on the financial results of our operations.

Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this Quarterly Report with the SEC, except as required by law.  All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

Reconciliation of Non-GAAP Measures

In addition to reporting net earnings (loss) as defined under GAAP, we also present Adjusted EBITDA, which is calculated as net earnings (loss) before interest expense, income tax expense (benefit), DD&A, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of ARO, unrealized losses (gains) on derivative instruments and foreign currency exchange (gains) losses and is a non-GAAP measure. Adjusted EBITDA also excludes the equity-accounted-for portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our fundamental core operating performance. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A expense on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses, and therefore its utility as a measure of our operating performance has material limitations. Because of these limitations, our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues, to measure operating performance.

In the first quarter of 2012, we revised our calculation of Adjusted EBITDA to exclude the adding back of the amortization of deferred costs. Adjusted EBITDA for prior periods has been restated to be consistent with the current period’s calculation.

The following table reconciles Adjusted EBITDA to net earnings (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net earnings (loss)	$(9,508)	$5,291
Add back (deduct):
Interest expense	5,751	1,353
Income tax expense (benefit)	(2,057)	1,928
Depreciation, depletion and amortization	26,430	18,641
Accretion of asset retirement obligations	336	270
Unrealized losses (gains) on derivative instruments	5,169	—
Foreign currency exchange (gains) losses	(296)	(7,534)
Stock-based compensation	719	—
Adjusted EBITDA	$26,544	$19,949

In addition to reporting cash provided by operating activities as defined under GAAP, we also present adjusted discretionary cash flow, which is a non-GAAP liquidity measure. Adjusted discretionary cash flow consists of cash provided by operating activities before changes in working capital items. Management uses adjusted discretionary cash flow as a measure of liquidity and believes it provides useful information to investors because it assesses cash provided by operating activities for each period before changes in working capital, which fluctuates due to the timing of collections of receivables and the settlements of liabilities. This measure does not represent the residual cash flow available for discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from the measure. Because of this, its utility as a measure of our operating performance has material limitations.

The following table reconciles adjusted discretionary cash flow to cash provided by operating activities, which is the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$17,214	$24,052
Deduct (add back) changes in working capital:
Accounts receivable	(6,174)	(5,370)
Prepaid expenses and other current assets	308	208
Accounts payable and accrued liabilities	13,556	433
Accrued interest and other current liabilities	(3,609)	(624)
Adjusted discretionary cash flow	$21,295	$18,699

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2011 Annual Report, as well as with the financial statements included in this Quarterly Report.

We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk

We produce and sell crude oil, natural gas and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate, and the effects can be significant. We enter into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of our cash flows. Under this strategy, we enter into contracts with counterparties who are participants in our bank credit facility. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed-upon, published third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis.

As of March 31, 2012, we had entered into the following swaps:

	Commodity Swaps
	Natural Gas (NYMEX HH)			Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Hedged Price per MMBtu		bbl/d	Weighted Average Hedged Price per bbl
April 1, 2012 — December 31, 2012	25,000	US$	5.09	2,000	US$	102.35
April 1, 2012 — December 31, 2012	—	—		1,000		$100.98
Calendar 2013	—	—		500		$102.00
Calendar 2013	—	—		500	US$	101.00

We recognize all changes in fair value of derivative instruments, and as of March 31, 2012, the estimated fair value of our commodity derivative instruments was a net asset of approximately $14.6 million.

The following table summarizes additional commodity swaps that were entered into between April 1, 2012 and May 10, 2012:

	Commodity Swaps
	Natural Gas (NYMEX HH)		Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Hedged Price per MMBtu	bbl/d	Weighted Average Hedged Price per bbl
Calendar 2013	—	—	500	$104.05

We also enter into collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. The following table summarizes commodity collars that were entered into between April 1, 2012 and May 10, 2012:

	Commodity Collars
	Natural Gas (NYMEX HH)
Term	MMBtu/d	Weighted Average Hedged Floor Price per MMBtu		Weighted Average Hedged Ceiling Price per MMBtu
Calendar 2013	15,000	US$	3.00	US$	4.00

Long-Term Sales Contract

As of May 10, 2012, we had a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer.

Interest Rate Risk

At March 31, 2012, we had $187 million in outstanding borrowings on our bank credit facility, and the weighted average interest rate on the facility was 3.3955%. Given that the interest rate on the bank credit facility is based on market rates, we are exposed to interest rate risk on these borrowings. We have not entered into any derivative financial instruments to manage this risk.

We do not have any exposure to interest rate risk on the Senior Notes, given that the interest rate is fixed for the term of the Senior Notes.

Foreign Currency Exchange Rate Risk

Our most significant foreign currency exchange rate risk relates to the Senior Notes since they are denominated in U.S. dollars. We are exposed to exchange rate risk on the translation and repayment of this debt as well as the interest payments. We have not entered into any derivative financial instruments to manage this risk. We are also exposed to foreign currency exchange rate risk relating to certain of our derivative instruments and our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract expiring in 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there was no change in our system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are a party to various lawsuits, claims and proceedings in the ordinary course of business. These proceedings are subject to uncertainties inherent in any litigation, and the outcome of these matters is inherently difficult to predict with any certainty. We believe that the amount of any potential loss associated with these proceedings would not be material to our consolidated financial position; however, in the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flow.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2011 Annual Report under Part I, “Item 1A. Risk Factors”, which risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in our 2011 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Lone Pine did not repurchase any of its equity securities during the period covered by this report.

Item 6. Exhibits.

(a)      Exhibits.

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2	Second Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

4.1	Rights Agreement, incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

Exhibit No.	Description of Exhibit
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

10.2†(a)

Form of First Amendment to the Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.25 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.3†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.26 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.4†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.27 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.5†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.28 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.6†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.29 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.7†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only) , incorporated herein by reference to Exhibit 10.30 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.8†

Amendment No. 1 dated March 21, 2012 to Tax Sharing Agreement dated May 25, 2011 by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.31 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191)

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.LAB††	XBRL Label Linkbase Document.

101.PRE††	XBRL Presentation Linkbase Document.

Exhibit No.	Description of Exhibit
101.DEF††	XBRL Taxonomy Extension Definition.

*                 Filed herewith.

**          Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†                 Contract or compensatory plan or arrangement in which directors and/or officers participate.

††          The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section

(a)         On March 21, 2012, the Company entered into a First Amendment to the Severance Agreement with each of Charles R. Kraus, our Vice President, General Counsel & Corporate Secretary, and Mark E. Bush, our Vice President, Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE PINE RESOURCES INC.
(Registrant)

May 14, 2012	By:	/s/ DAVID M. ANDERSON
David M. Anderson
President and Chief Executive Officer
(on behalf of the Registrant)

	By:	/s/ EDWARD J. BEREZNICKI
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

10.2†(a)

Form of First Amendment to the Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.25 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.3†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.26 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.4†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.27 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.5†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.28 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.6†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.29 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.7†

Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only) , incorporated herein by reference to Exhibit 10.30 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.8†

Amendment No. 1 dated March 21, 2012 to Tax Sharing Agreement dated May 25, 2011 by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.31 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191)

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

Exhibit No.	Description of Exhibit

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Calculation Linkbase Document.

101.LAB††	XBRL Label Linkbase Document.

101.PRE††	XBRL Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition.

*                 Filed herewith.

**          Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†                 Contract or compensatory plan or arrangement in which directors and/or officers participate.

††          The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section

(a)         On March 21, 2012, the Company entered into a First Amendment to the Severance Agreement with each of Charles R. Kraus, our Vice President, General Counsel & Corporate Secretary, and Mark E. Bush, our Vice President, Operations.