Form 10-Q
period 2012-09-30
Lone Pine Resources Inc.
filed 2012-11-13
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-35191

LONE PINE RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3779606
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Suite 1100, 640-5th Avenue SW Calgary, Alberta Canada	T2P 3G4
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 8, 2012, there were 85,143,048 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

September 30, 2012

i

MONETARY AMOUNTS AND EXCHANGE RATE DATA

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Quarterly Report”), references to “dollars,” “$” or “Cdn$” are to Canadian dollars and references to “U.S. dollars” or “US$” are to United States dollars. Effective October 1, 2011, we changed our reporting currency from the U.S. dollar to the Canadian dollar. Prior to changing our reporting currency, we obtained a no objection letter from the Securities and Exchange Commission (“SEC”). See Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 of our financial statements for more information about our change in reporting currency, including the reasons for the change, the manner in which the change has been and will be applied to recast prior period financial statements, and a discussion of the major categories of items in the balance sheet, and statements of operations, comprehensive income and cash flows that are denominated in Canadian or U.S. dollars.

The noon-day Canadian to U.S. dollar exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended
	2012	2011	2012	2011	December 31, 2011
	US$	US$	US$	US$	US$
Highest rate during the period	1.0299	1.0583	1.0299	1.0583	1.0583
Lowest rate during the period	0.9790	0.9626	0.9599	0.9626	0.9430
Average noon spot rate during the period(1)	1.0047	1.0197	0.9977	1.0223	1.0117
Rate at the end of the period	1.0166	0.9626	1.0166	0.9626	0.9833

(1) Determined by averaging the rates on each business day during the respective period.

On November 8, 2012, the noon-day exchange rate was US$1.0014 for Cdn$1.00.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Canadian dollars)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$175	$276
Accounts receivable	16,866	28,804
Derivative instruments	8,612	19,786
Prepaid expenses and other current assets	4,968	5,560
Total current assets	30,621	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,563,150 and $1,203,755	472,651	704,232
Unproved	150,321	138,727
Net oil and natural gas properties	622,972	842,959
Other property and equipment, net of accumulated depreciation and amortization of $9,730 and $8,647	65,814	66,413
Net property and equipment	688,786	909,372
Derivative instruments	704	—
Goodwill	17,328	17,328
Other assets	13,682	11,175
	$751,121	$992,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$2,460	$2,006
Accounts payable and accrued liabilities	44,146	73,696
Accrued interest	2,552	—
Capital lease obligation	1,201	1,156
Deferred income taxes	—	4,946
Other current liabilities	2,408	2,686
Total current liabilities	52,767	84,490
Long-term debt	426,832	331,000
Asset retirement obligations	15,549	15,412
Derivative instruments	571	—
Deferred income taxes	—	69,981
Capital lease obligation	4,831	5,738
Other liabilities	1,424	1,818
Total liabilities	501,974	508,439
Stockholders’ equity:
Common stock, 85,098,773 and 85,026,202 shares issued and outstanding	834	833
Capital surplus	982,994	978,880
Accumulated deficit	(734,803)	(495,959)
Accumulated other comprehensive income	122	108
Total stockholders’ equity	249,147	483,862
	$751,121	$992,301

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Canadian dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Recast*)		(Recast*)
Revenues:
Oil and natural gas	$38,188	$50,015	$124,937	$134,813
Interest and other	8	5	18	25
Total revenues	38,196	50,020	124,955	134,838

Costs, expenses and other:
Lease operating expenses	11,961	9,006	40,570	25,670
Production and property taxes	831	678	2,516	1,867
Transportation and processing	3,510	4,130	11,974	11,896
General and administrative	4,050	3,484	13,996	9,371
Depreciation, depletion and amortization	30,236	20,426	88,548	58,986
Ceiling test write-down of oil and natural gas properties	142,879	—	271,749	—
Interest expense	8,181	3,068	22,174	6,658
Accretion of asset retirement obligations	350	207	1,027	744
Foreign currency exchange gains	(6,996)	(30)	(3,023)	(5,000)
Losses (gains) on derivative instruments	7,278	(29,739)	(10,990)	(34,687)
Other, net	138	40	190	543
Total costs, expenses and other	202,418	11,270	438,731	76,048
Earnings (loss) before income taxes	(164,222)	38,750	(313,776)	58,790
Income tax expense (recovery)	(39,921)	9,736	(74,932)	19,119
Net earnings (loss)	$(124,301)	$29,014	$(238,844)	$39,671
Basic and diluted earnings (loss) per common share	$(1.46)	$0.34	$(2.81)	$0.52

*      see notes 1 and 2

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Recast*)		(Recast*)
Net earnings (loss)	$(124,301)	$29,014	$(238,844)	$39,671
Other comprehensive income
Amortization of minimum postretirement benefits liability, net of tax	4	—	14	—
Foreign currency translation adjustments, net of tax	—	333	—	361
	4	333	14	361
Comprehensive income (loss)	$(124,297)	$29,347	$(238,830)	$40,032

*      see notes 1 and 2

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Recast*)		(Recast*)
Operating activities:
Net earnings (loss)	$(124,301)	$29,014	$(238,844)	$39,671
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	30,236	20,426	88,548	58,986
Amortization of deferred costs	648	321	1,750	755
Ceiling test write-down of oil and natural gas properties	142,879	—	271,749	—
Accretion of asset retirement obligations	350	207	1,027	744
Deferred income tax expense (recovery)	(39,921)	9,736	(74,932)	19,119
Unrealized foreign currency exchange gains	(6,963)	(30)	(3,031)	(5,000)
Unrealized losses (gains) on derivative instruments	15,412	(26,217)	11,041	(31,165)
Stock-based compensation	1,141	30	2,861	49
Other, net	327	1,773	(390)	1,820
Changes in operating assets and liabilities:
Accounts receivable	1,587	2,763	11,938	7,048
Prepaid expenses and other current assets	(423)	(1,076)	765	1,600
Accounts payable and accrued liabilities	4,228	5,483	(17,524)	905
Accrued interest and other current liabilities	(5,307)	955	2,843	(20,253)
Net cash provided by operating activities	19,893	43,385	57,801	74,279
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(30,196)	(49,131)	(160,451)	(236,861)
Other fixed assets	(425)	(1,141)	(2,074)	(11,040)
Proceeds from divestiture of assets	8,238	—	8,518	468
Net cash used in investing activities	(22,383)	(50,272)	(154,007)	(247,433)
Financing activities:
Net proceeds from issuance of long-term debt	—	—	192,052	—
Debt issuance costs	—	(581)	(1,295)	(4,659)
Proceeds from bank borrowings	924,000	894,000	2,390,000	1,483,000
Repayments of bank borrowings	(916,000)	(878,000)	(2,484,000)	(1,196,000)
Proceeds from Forest Oil Corporation	—	344	—	106,396
Repayments to Forest Oil Corporation	—	(1,891)	—	(368,385)
Cash distribution to Forest Oil Corporation	—	—	—	(28,711)
Proceeds from issuance of common stock, net of offering costs	—	(329)	—	173,086
Change in bank overdrafts	(5,847)	(10,360)	454	1,216
Proceeds from sale-leaseback	—	—	—	7,450
Capital lease payments	(369)	(277)	(1,107)	(277)
Other, net	1	(8)	1	(1)
Net cash provided by financing activities	1,785	2,898	96,105	173,115
Effect of exchange rate changes on cash	—	60	—	369
Net increase (decrease) in cash	(705)	(3,929)	(101)	330
Cash at beginning of period	880	4,832	276	573
Cash at end of period	$175	$903	$175	$903

*        see notes 1 and 2

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands of Canadian dollars, except number of shares)

	Common Stock		Capital	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Surplus	Deficit	Income	Equity
	(In thousands)
Balances at December 31, 2011	85,026	$833	$978,880	$(495,959)	$108	$483,862
Issuance of common stock	68	1	(1)	—	—	—
Vesting of Phantom Stock Units	8	—	46	—	—	46
Tax withheld on vesting of Phantom Stock Units	(3)	—	(18)	—	—	(18)
Amortization of stock-based compensation	—	—	4,087	—	—	4,087
Comprehensive income (loss):
Net earnings (loss)	—	—	—	(238,844)	—	(238,844)
Other comprehensive income	—	—	—	—	14	14
Balances at September 30, 2012	85,099	$834	$982,994	$(734,803)	$122	$249,147

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

Basis of Presentation

These consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). In these consolidated financial statements, unless otherwise indicated, all amounts are expressed in Canadian dollars. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period’s consolidated financial statement presentation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q as prescribed by the U.S. Securities Exchange Commission (“SEC”). Lone Pine’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) includes additional information related to the Company’s initial public offering (“IPO”) on June 1, 2011 as well as the Company’s spin-off from Forest Oil Corporation (“Forest”) on September 30, 2011 (the “Distribution”). The 2011 Annual Report also includes a summary of significant accounting policies and should be read in conjunction with this Quarterly Report. All material adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements relating to the period from Lone Pine’s inception (September 30, 2010) through the completion of the IPO (June 1, 2011) reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and Lone Pine’s predecessor, LPR Canada, on a combined basis. The consolidated financial statements relating to the period subsequent to and including June 1, 2011 reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and its wholly owned consolidated subsidiaries.

(2) CHANGE IN REPORTING AND FUNCTIONAL CURRENCY

Reporting Currency

The Company’s consolidated financial statements for periods up to and including September 30, 2011 were reported using the U.S. dollar, as this was the reporting currency used by Forest. Effective October 1, 2011, the Company changed its reporting currency to the Canadian dollar to better reflect the business of Lone Pine, which is primarily conducted in Canadian dollars. This change in reporting currency was also considered appropriate since there were only two major financial statement categories denominated in U.S. dollars at that time, which were the liability to Forest (for periods prior to June 1, 2011) and the stockholders’ equity of Lone Pine (for periods after the IPO date of June 1, 2011).

With the change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect the Company’s consolidated financial statements as if they had been historically reported in Canadian dollars, consistent with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters.

The statements of operations, comprehensive income and cash flows for the three and nine month periods ended September 30, 2011 were translated into Canadian dollars using the weighted average foreign exchange rate for the period, and the balance sheets were translated at the period end exchange rates. The resulting foreign currency translation adjustment was reported as a component of other comprehensive income and accumulated other comprehensive income.

Functional Currency

The Company changed its functional currency prospectively, beginning October 1, 2011, from the U.S. dollar to the Canadian dollar. The change in functional currency did not have a significant impact on the Company’s consolidated financial statements as Lone Pine’s operations are primarily carried out by LPR Canada, whose functional currency has not changed and continues to be the Canadian dollar.

As a result of this change in functional currency, there is no difference between the reporting currency and the functional currency of the Company and any of its subsidiaries.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Adoption of New Accounting Standards

In the fourth quarter of 2011, Lone Pine early adopted Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income (“ASU 2011-05”), except for the specific changes that have been deferred under Accounting Standards Update No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), as noted below.  The adoption of ASU 2011-05 required the Company to present items of net income and other comprehensive income and total comprehensive income either in a single continuous statement or in two separate consecutive statements and eliminated the option to report other comprehensive income and its components in the statement of stockholders’ equity.  Lone Pine elected to present two separate consecutive statements.  Other than a change in presentation, the adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial statements.

In the first quarter of 2012, the Company adopted Accounting Standards Update 2011-04, Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”), which revised the existing guidance on fair value measurement under GAAP as part of the FASB’s joint project with the International Accounting Standards Board. Under the revised standard, the Company was required to provide additional disclosures about fair value measurements, including information about the unobservable inputs and assumptions used in Level 3 fair value measurements, a description of the valuation methodologies used in Level 3 fair value measurements and the level in the fair value hierarchy of items that are not measured at fair value but whose fair value disclosure is required. The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

In the first quarter of 2012, the Company adopted Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to perform the second step as well.  Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test.  As a result of adopting ASU 2011-08, the Company will consider qualitative factors for impairment testing purposes in interim periods and perform the full two-step goodwill impairment test if needed. The Company will perform the impairment test at December 31 of each year.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the requirements in ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income (see note 4 for additional information).  The adoption of this authoritative guidance will not have an impact on the Company’s consolidated financial statements until the specific changes that were proposed under ASU 2011-05 are finalized and issued by the FASB.

(5) ACQUISITIONS AND DISPOSITIONS

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
$74,447

Since their acquisition date of April 29, 2011, these properties increased revenues for the three and nine month periods ended September 30, 2011 by $3.1 million and $5.2 million, respectively, and decreased net earnings by approximately $0.3 million in each period. The disclosure of supplemental pro forma information, which would disclose Lone Pine’s consolidated revenue and earnings as though the business combination had occurred at January 1, 2010, is impractical. The disclosure is impractical since the Company does not have sufficient information regarding the revenues and costs related to the properties in previous periods and, therefore, the pro forma disclosures would require significant estimates that could not be objectively or independently verified.

Disposition

In September 2012, Lone Pine completed the disposition of certain non-core properties in Alberta for proceeds of $8.2 million, subject to adjustments. The proceeds reduced the net book value of the oil and natural gas properties, and no gain or loss was recognized on the sale.

(6) PROPERTY AND EQUIPMENT

Full Cost Method of Accounting

The Company uses the full cost method of accounting for oil and natural gas activities. The Company capitalizes all costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, dry holes and overhead directly related to exploration and development activities), and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities. Interest costs related to significant unproved properties that are under development are also capitalized to oil and natural gas properties. All of the Company’s oil and natural gas operations are conducted in Canada.

Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties, geographic and geologic data obtained relating to the properties and estimated discounted future net cash flows from the properties. Estimated discounted future net cash flows are based on discounted future net revenues associated with probable and possible reserves, risk-adjusted as appropriate. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. If an impairment is identified, the amount of the impairment assessed is added to the costs to be amortized.

Under the full cost method, Lone Pine performs a ceiling test calculation each quarter using prices that are based on the average of the first-day-of-the-month prices during the 12 month period prior to the reporting date. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value based measurement. Rather, it is a standardized mathematical calculation. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for a cost center may not exceed the sum of: (i) the present value of future net revenue from estimated production of proved oil and natural gas reserves using 12 month average trailing first-day-of-the-month prices (as discussed below), excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (ii) the cost of properties not being amortized, if any; plus (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (iv) income tax effects related to differences in the book and tax basis of oil and natural gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs.

The 12 month average trailing first-day-of-the-month natural gas price continued to decline in the first three quarters of 2012. As a result of this decline, the Company’s internal estimate of proved reserve volumes decreased at September 30, 2012, when compared to the volumes estimated by Lone Pine’s independent reserves engineers at December 31, 2011. Lower commodity prices and reserve volumes reduced the Company’s internal estimate of the present value of future net revenue from proved reserves, resulting in ceiling test write-downs of $142.9 million and $271.7 million in the three and nine months ended September 30, 2012, respectively.

The Company believes that additional write-downs may be required in subsequent periods if natural gas or oil prices decline from September 30, 2012 levels, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development or acquisition activities exceed the discounted future net cash flows from the additional reserves.

(7) LONG-TERM DEBT

The Company’s long-term debt consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	(In thousands)
	Principal	Unamortized Discount	Total	Principal	Unamortized Discount	Total
Bank credit facility	$237,000	$—	$237,000	$331,000	$—	$331,000
Senior Notes	196,740	6,908	189,832	—	—	—
Total Long-term Debt	$433,740	$6,908	$426,832	$331,000	$—	$331,000

Bank Credit Facility

Lone Pine maintains a $500 million bank credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The bank credit facility became effective upon the closing of the IPO and will mature on March 18, 2016. Availability under the bank credit facility is governed by a borrowing base. As of September 30, 2012, the borrowing base was set at $375 million and the Company had $237 million outstanding under its bank credit facility at a weighted average interest rate of 3.52%, and remaining borrowing capacity of $136.4 million (after deducting $1.6 million of outstanding letters of credit). The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of the Company’s oil and natural gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base is redetermined semi-annually and the available borrowing amount under the bank credit facility could increase or decrease based on such redetermination. On October 18, 2012, the borrowing base was redetermined at $325 million. The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2013. In addition to the scheduled semi-annual redeterminations, the Company and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined. In addition, if the Company sells, transfers or otherwise disposes of certain property with an aggregate fair market value exceeding 10% of the then current borrowing base, the borrowing base is automatically reduced by an amount equal to the portion of the borrowing base attributable to the particular property so sold, transferred or otherwise disposed of, as agreed upon by the Company and the lenders acting reasonably.

The agreement governing the bank credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions, and also includes a financial covenant. The bank credit facility provides that Lone Pine will not permit its ratio of total debt outstanding to consolidated earnings before interest, income taxes, depreciation and amortization (as defined by the terms of the bank credit facility and adjusted for non-cash charges) for a trailing 12 month period to be greater than 4.0 to 1.0. At September 30, 2012, this ratio was approximately 3.7 to 1.0. If Lone Pine were to fail to perform its obligations under these covenants or other covenants and obligations, it could cause an event of default and the bank credit facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and cure periods in certain cases. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control and a failure of the liens securing the bank credit facility. In addition, bankruptcy and insolvency events with respect to Lone Pine will result in an automatic acceleration of the indebtedness under the bank credit facility. An acceleration of the Company’s indebtedness under the bank credit facility could in turn result in an event of default under the indenture governing Lone Pine’s Senior Notes (discussed below), which in turn could result in the acceleration of payment of the Senior Notes. For example, the indenture governing Lone Pine’s Senior Notes includes as an event of default, among others, a default on indebtedness that results in the acceleration of indebtedness in an amount greater than US$20 million.

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

Senior Notes

On February 14, 2012, LPR Canada (the “Subsidiary Issuer”), an Alberta corporation and a wholly owned subsidiary of the Company, issued US$200 million aggregate principal amount of 10.375% Senior Notes due February 15, 2017 (the “Senior Notes”). Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15, with the first interest payment being made on August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by the Company (the “Parent Guarantor”) and all of the Company’s subsidiaries, other than LPR Canada (together, the “Guarantors”). These guarantees are full and unconditional, and joint and several among the Guarantors. After the original issue discount and commissions, the issuance of the Senior Notes resulted in net proceeds to the Company of $192 million.

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

•                                          default in the payment of principal or premium, if any, on any Senior Note when due;

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

•                                          failure by the Parent Guarantor, LPR Canada or any significant subsidiary or group of restricted subsidiaries that, taken together (as of the latest audited consolidated financial statements for the Parent Guarantor and its restricted subsidiaries), would constitute a significant subsidiary to pay final judgments aggregating in excess of US$20 million, within 60 days; and

•                                          any guarantee of the Senior Notes by a Guarantor ceases to be in full force and effect, is declared null and void in a judicial proceeding or is denied or disaffirmed by its maker.

On November 2, 2012, LPR Canada completed an exchange offer whereby it offered to exchange its privately-placed Senior Notes for like principal amounts of registered 10.375% Senior Notes due 2017. The exchange offer fulfilled the Company’s obligations under the registration rights agreement that it entered into as part of the February 2012 issuance.

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

Lone Pine’s outstanding commodity swaps as of September 30, 2012 were as follows.

	Commodity Swaps
	Natural Gas (NYMEX Henry Hub)			Oil (NYMEX WTI)*
Term	MMBtu/d	Weighted Average Price per MMBtu		bbls/d	Weighted Average Price per bbl
October 1 – December 31, 2012	35,000	US$	4.58	2,000	US$	102.35
October 1 – December 31, 2012	—	—		1,000		$100.98
Calendar 2013	—	—		2,000		$98.60
Calendar 2013	—	—		500	US$	101.00

* West Texas Intermediate (“WTI”) price obtained from the New York Mercantile Exchange (“NYMEX”)

In connection with a commodity swap entered into during the second quarter of 2012, the Company sold a call option to the counterparty in exchange for the Company receiving a premium fixed price on the commodity swap.  Lone Pine’s outstanding option as of September 30, 2012 was as follows.

	Commodity Option
	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Monthly in 2013	Monthly in 2013	500	$95.05

The Company also enters into commodity collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Lone Pine’s outstanding commodity collars as of September 30, 2012 were as follows.

	Commodity Collars
	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d	Weighted Average Floor Price per MMBtu		Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$	3.25	US$	3.93

Fair Value Amounts

The table below summarizes the location and fair value amounts of the Company’s derivative instruments reported in the balance sheets as of the dates indicated. Lone Pine offsets asset and liability amounts for derivative instruments if they are with the same counterparty and under master netting arrangements. See note 9 for additional information on the fair value of the Company’s derivative instruments.

	September 30, 2012	December 31, 2011
	(In thousands)
Current assets: Derivative Instruments
Current assets	$10,694	$19,786
Liabilities offset in current assets	(2,082)	—
	$8,612	$19,786
Long-term assets: Derivative Instruments
Long-term assets	$1,079	$—
Liabilities offset in long-term assets	(375)	—
	$704	$—
Long-term liabilities: Derivative Instruments
Long-term liabilities	$(917)	$—
Assets offset in long-term liabilities	346	—
	$(571)	$—

The table below shows the derivative instrument gains and losses reported in the statements of operations as “Losses (gains) on derivative instruments” for the periods indicated. Due to the volatility of oil and natural gas prices, the estimated fair values of Lone Pine’s commodity derivative instruments are subject to large fluctuations from period to period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Realized losses (gains) on derivative instruments	$(8,134)	$(3,522)	$(22,031)	$(3,522)
Unrealized losses (gains) on derivative instruments	15,412	(26,217)	11,041	(31,165)
Losses (gains) on derivative instruments	$7,278	$(29,739)	$(10,990)	$(34,687)

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

The fair values and carrying amounts of the Company’s financial instruments are summarized below.

	Fair Value	September 30, 2012		December 31, 2011
	Measurement Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
			(In thousands)
Assets:
Cash	—	$175	$175	$276	$276
Accounts receivable	—	16,866	16,866	28,804	28,804
Derivative instruments	2	9,316	9,316	19,786	19,786
Liabilities:
Bank overdraft	—	2,460	2,460	2,006	2,006
Accounts payable and accrued liabilities	—	44,146	44,146	73,696	73,696
Accrued interest	—	2,552	2,552	—	—
Long-term debt
Bank credit facility	2	237,000	237,000	331,000	331,000
Senior Notes	1	189,832	176,750	—	—
Total Long-term debt		426,832	413,750	331,000	331,000
Derivative instruments	2	571	571	—	—
Capital lease obligation	2	6,032	6,032	6,894	6,894

The Company uses various assumptions and methods in estimating the fair values of its financial instruments. All of the estimates of fair value were determined using significant other observable inputs (Level 2), except for the fair value of the Senior Notes, which was determined based on the unadjusted quoted price in an active market (Level 1) given that the Senior Notes are actively traded in a private market with an independent quoted price available from a third party. The carrying amount of the Senior Notes has been reduced by the original issue discount and commissions, while the fair value of the Senior Notes is based on its face amount of US$200 million and September 30, 2012 market price of US$88.375 per US$100 face amount. The carrying amount of the bank credit facility approximates fair value since the borrowings bear interest at variable market rates. The carrying amount of the capital lease obligation approximates fair value, as interest rates have not materially changed since the lease was executed.

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

The fair values of the other financial instruments, including cash, accounts receivable, bank overdraft, accrued interest, accounts payable and accrued liabilities, approximate their carrying amounts due to their short-term nature.

(10) EARNINGS (LOSS) PER SHARE

The Company calculates basic and diluted earnings (loss) per common share as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings (loss)	$(124,301)	$29,014	$(238,844)	$39,671
Net earnings attributable to participating securities	—	(9)	—	(6)
Net earnings (loss) attributable to common stock	$(124,301)	$29,005	$(238,844)	$39,665
Weighted average number of common shares outstanding during the period for basic earnings per share	85,016	85,000	85,008	76,703
Dilutive effect of potential common shares	—	—	—	—
Weighted average number of common shares outstanding during the period, including the effects of dilutive potential common shares, for diluted earnings per share	85,016	85,000	85,008	76,703
Basic earnings (loss) per common share	$(1.46)	$0.34	$(2.81)	$0.52
Diluted earnings (loss) per common share	$(1.46)	$0.34	$(2.81)	$0.52

At September 30, 2012, approximately 1.8 million potential common shares were excluded from the diluted earnings (loss) per common share calculation as the effect of their inclusion was anti-dilutive.  At September 30, 2011, no potential common shares were excluded from the diluted earnings (loss) per common share calculation.

(11) STOCK-BASED COMPENSATION

The following tables reconcile the change in number of units outstanding for each of Lone Pine’s long-term incentive plans for the nine months ended September 30, 2012 and 2011.

	Phantom Stock Units	Stock Options	Restricted Stock	Employee Stock Purchase Plan	Total
Outstanding as of December 31, 2011	700,950	—	26,202	—	727,152
Awarded	1,051,080	675,756	67,935	23,594	1,818,365
Vested	(213,041)	(3,000)	(26,202)	—	(242,243)
Forfeited	(64,649)	(25,900)	—	—	(90,549)
Outstanding as of September 30, 2012	1,474,340	646,856	67,935	23,594	2,212,725

	Phantom Stock Units	Stock Options	Restricted Stock	Employee Stock Purchase Plan	Total
Outstanding as of December 31, 2010	—	—	—	—	—
Awarded	576,633	—	33,895	—	610,528
Forfeited	(15,100)	—	(7,693)	—	(22,793)
Outstanding as of September 30, 2011	561,533	—	26,202	—	587,735

(12) INCOME TAXES

The Company calculates its income tax expense for the period by estimating the annual effective income tax rate and applying that rate to the year-to-date earnings (loss) at the end of each period.

The Company’s effective income tax rate in any period is a function of the relationship between total income tax expense (recovery) and the amount of earnings (loss) before income taxes for the period. The effective income tax rate differs from the statutory tax rate as it takes into consideration permanent differences (such as stock-based compensation that will be settled in shares of common stock of the Company), adjustments for changes in income tax rates and other income tax legislation, and the differences between the provision and the actual amounts subsequently reported on the income tax returns.

The Company’s combined Canadian federal and provincial statutory income tax rate was approximately 25% for the three and nine months ended September 30, 2012 and 26.5% for the three and nine months ended September 30, 2011. The effective income tax rate of 24% for the three and nine months ended September 30, 2012 was lower than the statutory income tax rate primarily due to non-deductible stock-based compensation expense and an increase in the valuation allowance taken on deferred income tax assets, partially offset by foreign currency exchange gains on the Senior Notes that are taxed at 50% of the statutory tax rate.

The Company’s effective tax rate of 25% for the three months ended September 30, 2011 was lower than the Canadian statutory tax rate of 26.5% primarily due to adjustments to reflect the Company’s estimated annual effective income tax rate. The Company’s effective tax rate of 33% for the nine months ended September 30, 2011 was higher than the Canadian statutory tax rate of 26.5% primarily due to an increase in the valuation allowance on deferred tax assets, partially offset by foreign currency exchange gains that are taxed at 50% of the statutory tax rate.

At September 30, 2012, Lone Pine had a deferred income tax asset of $1.6 million primarily as a result of the ceiling test write-downs recorded in the second and third quarters of 2012, which reduced the net book value of its proved properties. The Company recorded a valuation allowance against this asset since it was determined that it is more likely than not that the Company will not be able to realize the benefit.

(13) SUBSEQUENT EVENTS

Divestitures

In October 2012, Lone Pine completed the disposition of certain non-core properties in Alberta for cash proceeds of $10.8 million, subject to adjustments. The proceeds reduced the net book value of the oil and natural gas proved properties, and no gain or loss was recognized on the sale.

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

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As of September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$32	$—	$143	$—	$175
Accounts receivable	431	483	16,826	(874)	16,866
Derivative instruments	—	—	8,612	—	8,612
Prepaid expenses and other current assets	289	—	4,679	—	4,968
Total current assets	752	483	30,260	(874)	30,621
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	472,651	—	472,651
Unproved	—	—	150,321	—	150,321
Net oil and natural gas properties	—	—	622,972	—	622,972
Other property and equipment, net of accumulated depreciation and amortization	—	—	65,814	—	65,814
Net property and equipment	—	—	688,786	—	688,786
Investment in affiliate	356,913	58,063	—	(414,976)	—
Derivative instruments	—	—	704	—	704
Goodwill	—	—	17,328	—	17,328
Other assets	—	—	13,682	—	13,682
	$357,665	$58,546	$750,760	$(415,850)	$751,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$—	$2,460	$—	$2,460
Accounts payable and accrued liabilities	157	—	44,863	(874)	44,146
Accrued interest	—	—	2,552	—	2,552
Capital lease obligation	—	—	1,201	—	1,201
Other current liabilities	218	—	2,190	—	2,408
Total current liabilities	375	—	53,266	(874)	52,767
Long-term debt	—	—	426,832	—	426,832
Asset retirement obligations	—	—	15,549	—	15,549
Derivative instruments	—	—	571	—	571
Capital lease obligation	—	—	4,831	—	4,831
Other liabilities	151	—	1,273	—	1,424
Total liabilities	526	—	502,322	(874)	501,974
Stockholders’ equity:
Common stock	834	39,135	832,750	(871,885)	834
Capital surplus	363,547	19,027	143,138	457,282	982,994
Retained earnings (accumulated deficit)	(7,647)	384	(727,167)	(373)	(734,803)
Accumulated other comprehensive income (loss)	405	—	(283)	—	122
Total stockholders’ equity	357,139	58,546	248,438	(414,976)	249,147
	$357,665	$58,546	$750,760	$(415,850)	$751,121

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As of December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$273	$—	$3	$—	$276
Accounts receivable	—	504	28,804	(504)	28,804
Derivative instruments	—	—	19,786	—	19,786
Prepaid expenses and other current assets	180	—	5,380	—	5,560
Total current assets	453	504	53,973	(504)	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	704,232	—	704,232
Unproved	—	—	138,727	—	138,727
Net oil and natural gas properties	—	—	842,959	—	842,959
Other property and equipment, net of accumulated depreciation and amortization	—	—	66,413	—	66,413
Net property and equipment	—	—	909,372	—	909,372
Investment in affiliate	356,905	58,071	—	(414,976)	—
Goodwill	—	—	17,328	—	17,328
Other assets	—	—	11,175	—	11,175
	$357,358	$58,575	$991,848	$(415,480)	$992,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$—	$2,006	$—	$2,006
Accounts payable and accrued liabilities	1,369	—	72,831	(504)	73,696
Capital lease obligation	—	—	1,156	—	1,156
Deferred income taxes	—	—	4,946	—	4,946
Other current liabilities	—	—	2,686	—	2,686
Total current liabilities	1,369	—	83,625	(504)	84,490
Long-term debt	—	—	331,000	—	331,000
Asset retirement obligations	—	—	15,412	—	15,412
Deferred income taxes	—	—	69,981	—	69,981
Capital lease obligation	—	—	5,738	—	5,738
Other liabilities	—	—	1,818	—	1,818
Total liabilities	1,369	—	507,574	(504)	508,439
Stockholders’ equity:
Common stock	833	39,135	832,750	(871,885)	833
Capital surplus	359,529	18,931	143,138	457,282	978,880
Retained earnings (accumulated deficit)	(4,778)	509	(491,317)	(373)	(495,959)
Accumulated other comprehensive income (loss)	405	—	(297)	—	108
Total stockholders’ equity	355,989	58,575	484,274	(414,976)	483,862
	$357,358	$58,575	$991,848	$(415,480)	$992,301

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$38,188	$—	$38,188
Interest and other	—	—	8	—	8
Total revenues	—	—	38,196	—	38,196
Costs, expenses and other:
Lease operating expenses	—	—	11,961	—	11,961
Production and property taxes	—	—	831	—	831
Transportation and processing	—	—	3,510	—	3,510
General and administrative	1,089	2	2,959	—	4,050
Depreciation, depletion, and amortization	—	—	30,236	—	30,236
Ceiling test write-down of oil and natural gas properties	—	—	142,879	—	142,879
Interest expense	—	—	8,181	—	8,181
Accretion of asset retirement obligations	—	—	350	—	350
Foreign currency exchange losses (gains)	29	17	(7,042)	—	(6,996)
Losses (gains) on derivative instruments	—	—	7,278	—	7,278
Other, net	3	—	135	—	138
Total costs, expenses and other	1,121	19	201,278	—	202,418
Earnings (loss) before income taxes	(1,121)	(19)	(163,082)	—	(164,222)
Income tax expense (recovery)	—	—	(39,921)	—	(39,921)
Net earnings (loss)	$(1,121)	$(19)	$(123,161)	$—	$(124,301)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(1,121)	$(19)	$(123,161)	$—	$(124,301)
Other comprehensive income (loss)
Amortization of minimum postretirement benefits liability, net of tax	—	—	4	—	4
Comprehensive income (loss)	$(1,121)	$(19)	$(123,157)	$—	$(124,297)

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of dollars)

	Three Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Revenues:
Oil and natural gas	$—	$—	$—	$—	$50,015	$—	$50,015
Interest and other	—	—	—	—	5	—	5
Total revenues	—	—	—	—	50,020	—	50,020
Costs, expenses and other:
Lease operating expenses	—	—	—	—	9,006	—	9,006
Production and property taxes	—	—	—	—	678	—	678
Transportation and processing	—	—	—	—	4,130	—	4,130
General and administrative	483	—	483	458	3,026	—	3,484
Depreciation, depletion, and amortization	—	—	—	—	20,426	—	20,426
Interest expense	—	—	—	—	3,068	—	3,068
Accretion of asset retirement obligations	—	—	—	—	207	—	207
Foreign currency exchange losses (gains)	—	—	—	—	(30)	—	(30)
Losses (gains) on derivative instruments	—	—	—	—	(29,739)	—	(29,739)
Other, net	61	—	61	57	(17)	—	40
Total costs, expenses and other	544	—	544	515	10,755	—	11,270
Earnings (loss) before income taxes	(544)	—	(544)	(515)	39,265	—	38,750
Income tax expense (recovery)	—	—	—	—	9,736	—	9,736
Net earnings (loss)	$(544)	$—	$(544)	$(515)	$29,529	$—	$29,014

Condensed Consolidating Statement of Comprehensive Income

(In thousands of dollars)

	Three Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Net earnings (loss)	$(544)	$—	$(544)	$(515)	$29,529	$—	$29,014
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	—	—	—	333	—	—	333
Comprehensive income (loss)	$(544)	$—	$(544)	$(182)	$29,529	$—	$29,347

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$124,937	$—	$124,937
Interest and other	—	—	18	—	18
Total revenues	—	—	124,955	—	124,955
Costs, expenses and other:
Lease operating expenses	—	—	40,570	—	40,570
Production and property taxes	—	—	2,516	—	2,516
Transportation and processing	—	—	11,974	—	11,974
General and administrative	2,854	5	11,137	—	13,996
Depreciation, depletion, and amortization	—	—	88,548	—	88,548
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Interest expense	—	—	22,174	—	22,174
Accretion of asset retirement obligations	—	—	1,027	—	1,027
Foreign currency exchange losses (gains)	66	16	(3,105)	—	(3,023)
Losses (gains) on derivative instruments	—	—	(10,990)	—	(10,990)
Other, net	53	—	137	—	190
Total costs, expenses and other	2,973	21	435,737	—	438,731
Earnings (loss) before income taxes	(2,973)	(21)	(310,782)	—	(313,776)
Income tax expense (recovery)	—	—	(74,932)	—	(74,932)
Net earnings (loss)	$(2,973)	$(21)	$(235,850)	$—	$(238,844)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(2,973)	$(21)	$(235,850)	$—	$(238,844)
Other comprehensive income (loss)
Amortization of minimum postretirement benefits liability, net of tax	—	—	14	—	14
Comprehensive income (loss)	$(2,973)	$(21)	$(235,836)	$—	$(238,830)

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of dollars)

	Nine Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Revenues:
Oil and natural gas	$—	$—	$—	$—	$134,813	$—	$134,813
Interest and other	—	—	—	—	25	—	25
Total revenues	—	—	—	—	134,838	—	134,838
Costs, expenses and other:
Lease operating expenses	—	—	—	—	25,670	—	25,670
Production and property taxes	—	—	—	—	1,867	—	1,867
Transportation and processing	—	—	—	—	11,896	—	11,896
General and administrative	2,357	—	2,357	2,301	7,070	—	9,371
Depreciation, depletion, and amortization	—	—	—	—	58,986	—	58,986
Interest expense	—	—	—	—	6,658	—	6,658
Accretion of asset retirement obligations	—	—	—	—	744	—	744
Foreign currency exchange losses (gains)	—	—	—	—	(5,000)	—	(5,000)
Losses (gains) on derivative instruments	—	—	—	—	(34,687)	—	(34,687)
Other, net	535	(17)	518	506	20	17	543
Total costs, expenses and other	2,892	(17)	2,875	2,807	73,224	17	76,048
Earnings (loss) before income taxes	(2,892)	17	(2,875)	(2,807)	61,614	(17)	58,790
Income tax expense (recovery)	—	—	—	—	19,119	—	19,119
Net earnings (loss)	$(2,892)	$17	$(2,875)	$(2,807)	$42,495	$(17)	$39,671

Condensed Consolidating Statement of Comprehensive Income

(In thousands of dollars)

	Nine Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Net earnings (loss)	$(2,892)	$17	$(2,875)	$(2,807)	$42,495	$(17)	$39,671
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	—	—	—	361	—	—	361
Comprehensive income (loss)	$(2,892)	$17	$(2,875)	$(2,446)	$42,495	$(17)	$40,032

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(1,121)	$(19)	$(123,161)	$—	$(124,301)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	—	—	30,236	—	30,236
Amortization of deferred costs	—	—	648	—	648
Ceiling test write-down of oil and natural gas properties	—	—	142,879	—	142,879
Accretion of asset retirement obligations	—	—	350	—	350
Deferred income tax expense (recovery)	—	—	(39,921)	—	(39,921)
Unrealized foreign currency exchange losses (gains)	—	—	(6,963)	—	(6,963)
Unrealized losses (gains) on derivative instruments	—	—	15,412	—	15,412
Stock-based compensation	238	—	903	—	1,141
Other, net	(1)	—	328	—	327
Changes in operating assets and liabilities:
Accounts receivable	(10)	—	1,597	—	1,587
Prepaid expenses and other current assets	211	—	(634)	—	(423)
Accounts payable and accrued liabilities	(17)	—	4,245	—	4,228
Accrued interest and other current liabilities	218	—	(5,525)	—	(5,307)
Net cash provided by (used in) operating activities	(482)	(19)	20,394	—	19,893
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(30,196)	—	(30,196)
Other fixed assets	—	—	(425)	—	(425)
Proceeds from divestiture of assets	—	—	8,238	—	8,238
Net cash used in investing activities	—	—	(22,383)	—	(22,383)
Financing activities:
Proceeds from bank borrowings	—	—	924,000	—	924,000
Repayments of bank borrowings	—	—	(916,000)	—	(916,000)
Change in intercompany balances	560	19	(579)	—	—
Change in bank overdrafts	(81)	—	(5,766)	—	(5,847)
Capital lease payments	—	—	(369)	—	(369)
Other, net	—	—	1	—	1
Net cash provided by (used in) financing activities	479	19	1,287	—	1,785
Net decrease in cash	(3)	—	(702)	—	(705)
Cash at beginning of period	35	—	845	—	880
Cash at end of period	$32	$—	$143	$—	$175

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of dollars)

	Three Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Operating activities:
Net earnings (loss)	$(544)	$—	$(544)	$(515)	$29,529	$—	$29,014
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	—	—	—	—	20,426	—	20,426
Amortization of deferred costs	—	—	—	—	321	—	321
Accretion of asset retirement obligations	—	—	—	—	207	—	207
Deferred income tax expense (recovery)	—	—	—	—	9,736	—	9,736
Unrealized foreign currency exchange losses (gains)	—	—	—	—	(30)	—	(30)
Unrealized losses (gains) on derivative instruments	—	—	—	—	(26,217)	—	(26,217)
Stock-based compensation	30	—	30	30	—	—	30
Other, net	—	—	—	—	1,773	—	1,773
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	—	2,763	—	2,763
Prepaid expenses and other current assets	(322)	—	(322)	(316)	(760)	—	(1,076)
Accounts payable and accrued liabilities	(377)	—	(377)	(370)	5,853	—	5,483
Accrued interest and other current liabilities	21	—	21	19	936	—	955
Net cash provided by (used in) operating activities	(1,192)	—	(1,192)	(1,152)	44,537	—	43,385
Investing activities:
Investment in subsidiaries	—	—	—	—	—	—	—
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	—	—	(49,131)	—	(49,131)
Other fixed assets	—	—	—	—	(1,141)	—	(1,141)
Net cash provided by (used in) investing activities	—	—	—	—	(50,272)	—	(50,272)
Financing activities:
Debt issuance costs	—	—	—	—	(581)	—	(581)
Proceeds from bank borrowings	—	—	—	—	894,000	—	894,000
Repayments of bank borrowings	—	—	—	—	(878,000)	—	(878,000)
Proceeds from Forest	351	—	351	344	—	—	344
Repayments to Forest	(1,515)	—	(1,515)	(1,485)	(406)	—	(1,891)
Change in intercompany balances	584	—	584	572	(572)	—	—
Proceeds from issuance of common stock, net of offering costs	(327)	—	(327)	(329)	—	—	(329)
Change in bank overdrafts	—	—	—	—	(10,360)	—	(10,360)
Capital lease payments	—	—	—	—	(277)	—	(277)
Other, net	—	—	—	—	(8)	—	(8)
Net cash provided by (used in) financing activities	(907)	—	(907)	(898)	3,796	—	2,898
Effect of exchange rate changes on cash	—	—	—	60	—	—	60
Net decrease in cash	(2,099)	—	(2,099)	(1,990)	(1,939)	—	(3,929)
Cash at beginning of period	2,556	—	2,556	2,465	2,367	—	4,832
Cash at end of period	$457	$—	$457	$475	$428	$—	$903

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(2,973)	$(21)	$(235,850)	$—	$(238,844)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	—	—	88,548	—	88,548
Amortization of deferred costs	—	—	1,750	—	1,750
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Accretion of asset retirement obligations	—	—	1,027	—	1,027
Deferred income tax expense (recovery)	—	—	(74,932)	—	(74,932)
Unrealized foreign currency exchange losses (gains)	—	—	(3,031)	—	(3,031)
Unrealized losses (gains) on derivative instruments	—	—	11,041	—	11,041
Stock-based compensation	618	—	2,243	—	2,861
Other, net	—	—	(390)	—	(390)
Changes in operating assets and liabilities:
Accounts receivable	(40)	—	11,978	—	11,938
Prepaid expenses and other current assets	(109)	—	874	—	765
Accounts payable and accrued liabilities	(404)	—	(17,120)	—	(17,524)
Accrued interest and other current liabilities	218	—	2,625	—	2,843
Net cash provided by (used in) operating activities	(2,690)	(21)	60,512	—	57,801
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(160,451)	—	(160,451)
Other fixed assets	—	—	(2,074)	—	(2,074)
Proceeds from divestiture of assets	—	—	8,518	—	8,518
Net cash used in investing activities	—	—	(154,007)	—	(154,007)
Financing activities:
Net proceeds from issuance of long-term debt	—	—	192,052	—	192,052
Debt issuance costs	—	—	(1,295)	—	(1,295)
Proceeds from bank borrowings	—	—	2,390,000	—	2,390,000
Repayments of bank borrowings	—	—	(2,484,000)	—	(2,484,000)
Change in intercompany balances	2,449	21	(2,470)	—	—
Change in bank overdrafts	—	—	454	—	454
Capital lease payments	—	—	(1,107)	—	(1,107)
Other, net	—	—	1	—	1
Net cash provided by financing activities	2,449	21	93,635	—	96,105
Net increase (decrease) in cash	(241)	—	140	—	(101)
Cash at beginning of period	273	—	3	—	276
Cash at end of period	$32	$—	$143	$—	$175

(14) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of dollars)

	Nine Months Ended September 30, 2011
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$

Operating activities:
Net earnings (loss)	$(2,892)	$17	$(2,875)	$(2,807)	$42,495	$(17)	$39,671
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	—	—	—	—	58,986	—	58,986
Amortization of deferred costs	—	—	—	—	755	—	755
Accretion of asset retirement obligations	—	—	—	—	744	—	744
Deferred income tax expense (recovery)	—	—	—	—	19,119	—	19,119
Unrealized foreign currency exchange losses (gains)	—	—	—	—	(5,000)	—	(5,000)
Unrealized losses (gains) on derivative instruments	—	—	—	—	(31,165)	—	(31,165)
Stock-based compensation	49	—	49	49	—	—	49
Other, net	—	—	—	—	1,820	—	1,820
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	—	7,048	—	7,048
Prepaid expenses and other current assets	1,199	—	1,199	1,127	473	—	1,600
Accounts payable and accrued liabilities	26	—	26	20	885	—	905
Accrued interest and other current liabilities	35	—	35	32	(20,285)	—	(20,253)
Net cash provided by (used in) operating activities	(1,583)	17	(1,566)	(1,579)	75,875	(17)	74,279
Investing activities:
Investment in subsidiaries	(145,000)	(19,488)	(164,488)	(159,790)	—	159,790	—
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	—	—	(236,861)	—	(236,861)
Other fixed assets	—	—	—	—	(11,040)	—	(11,040)
Proceeds from divestiture of assets	—	—	—	—	468	—	468
Net cash provided by (used in) investing activities	(145,000)	(19,488)	(164,488)	(159,790)	(247,433)	159,790	(247,433)
Financing activities:
Debt issuance costs	—	—	—	—	(4,659)	—	(4,659)
Proceeds from bank borrowings	—	—	—	—	1,483,000	—	1,483,000
Repayments of bank borrowings	—	—	—	—	(1,196,000)	—	(1,196,000)
Proceeds from Forest	5,728	—	5,728	5,595	100,801	—	106,396
Repayments to Forest	(8,257)	—	(8,257)	(8,009)	(360,376)	—	(368,385)
Cash distribution to Forest	(29,219)	—	(29,219)	(28,711)	—	—	(28,711)
Change in intercompany balances	613	—	613	600	(600)	—	—
Intercompany dividend	—	(17)	(17)	(17)	—	17	—
Intercompany capital contribution	—	19,488	19,488	18,931	140,859	(159,790)	—
Proceeds from issuance of common stock, net of offering costs	178,175	—	178,175	173,086	—	—	173,086
Change in bank overdrafts	—	—	—	—	1,216	—	1,216
Proceeds from sale-leaseback	—	—	—	—	7,450	—	7,450
Capital lease payments	—	—	—	—	(277)	—	(277)
Other, net	—	—	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	147,040	19,471	166,511	161,475	171,413	(159,773)	173,115
Effect of exchange rate changes on cash	—	—	—	369	—	—	369
Net increase (decrease) in cash	457	—	457	475	(145)	—	330
Cash at beginning of period	—	—	—	—	573	—	573
Cash at end of period	$457	$—	$457	$475	$428	$—	$903

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”), as well as the condensed consolidated financial statements and the related notes included in our Form 10-Q for the three and nine months ended September 30, 2012 (“Quarterly Report”).  All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward-looking statements, as described in more detail under “Cautionary Note Regarding Forward-Looking Statements” in this MD&A. Our actual results may differ materially because of a number of risks and uncertainties. See Part I, “Item 1A. Risk Factors” in our 2011 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report for additional information regarding known material risks.

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our” or “Lone Pine” when used in reference to periods prior to June 1, 2011 refer to Lone Pine Resources Canada Ltd. and its consolidated subsidiary, and when used in reference to periods after June 1, 2011, refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references in this Quarterly Report to “LPR Canada” or “our predecessor” refer to Lone Pine Resources Canada Ltd., formerly Canadian Forest Oil Ltd., an Alberta corporation and a wholly owned subsidiary of Lone Pine Resources Inc., which was the predecessor of Lone Pine Resources Inc., and its consolidated subsidiary.

Unless the context otherwise requires, all operating data presented in this Quarterly Report on a per unit basis is calculated based on net sales volumes, all references to “dollars,” “$” or “Cdn$” in this Quarterly Report are to Canadian dollars, and all references to “U.S. dollars” or “US$” are to United States dollars.

Overview of Lone Pine

We are an independent oil and natural gas exploration, development and production company with operations in Canada. Our reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec, and in the Northwest Territories. We were incorporated under the laws of the State of Delaware on September 30, 2010, and prior to our initial public offering (“IPO”) on June 1, 2011, we were a wholly owned subsidiary of Forest Oil Corporation (“Forest”). On September 30, 2011, Forest distributed all of the outstanding shares of our common stock that it owned to its shareholders (the “Distribution”). As a result of the Distribution, Forest has no remaining ownership interest in us.

DeGolyer and MacNaughton, our independent reserves engineers, estimated our proved reserves to be approximately 401 billion cubic feet equivalent (“Bcfe”) as of December 31, 2011, of which approximately 26% was oil and natural gas liquids (“NGLs”) and approximately 74% was natural gas, and approximately 53% was classified as proved developed reserves.

Our financial statements relating to the period from our inception (September 30, 2010) through the completion of our IPO (June 1, 2011) reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and its predecessor, LPR Canada, on a combined basis. The financial statements relating to the period subsequent to and including June 1, 2011 reflect the financial position, results of operations, cash flows or other information, as the case may be, of Lone Pine and its wholly owned consolidated subsidiaries.

Effective October 1, 2011, Lone Pine changed its functional currency and reporting currency from the U.S. dollar to the Canadian dollar. The functional currency of LPR Canada has not changed and continues to be the Canadian dollar.  As a result of our change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect our condensed consolidated financial statements as if they had been historically reported in Canadian dollars, consistent with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters. Following the changes in functional currency and reporting currency, we are subject to foreign currency exchange rate risk relating to the Senior Notes (discussed in the “Liquidity and Capital Resources” section in this MD&A), certain of our derivative instruments and our delivery commitment of approximately 21,000 million British thermal units per day (“MMBtu/d”) of natural gas under a long-term sales contract expiring in 2014.  See “—Change in Reporting and Functional Currency” in this MD&A for more information about our change in reporting and functional currency.

Third Quarter 2012 Summary

Our financial and operating performance for the third quarter of 2012 included the following highlights:

•                  Average daily net sales volumes for the third quarter of 2012 were 82.4 million cubic feet equivalent per day (“MMcfe/d”) with crude oil and NGLs net sales volumes representing 28% of total volumes;

•                  Average daily net liquids sales volumes for the third quarter of 2012 increased 8% to 3,826 barrels per day (“bbls/d”) from the corresponding 2011 period;

•                  Invested $36.7 million in capital expenditures in the quarter, which included the drilling of seven gross (5.7 net) wells, completing eight gross (6.7 net) wells and bringing onstream eight gross (6.7 net) wells; and

•                  Completion of the dispositions of $8.2 million of certain non-core assets in the Kaybob area of Alberta in September 2012 and of another $10.8 million of non-core assets in the Kaybob area of Alberta in October 2012 as part of our previously announced asset portfolio review process.

In the third quarter of 2012, we continued with our strategy of focusing on the development of our crude oil properties in the Evi area as we temporarily divert capital away from development of our natural gas assets due to persistently low natural gas prices. We recognized $26.6 million of crude oil revenue, a 14% increase from the corresponding 2011 period, with an average net liquids weighting in the third quarter of 28% compared to 22% in the corresponding period in 2011.

Results of Operations - Three and Nine Months Ended September 30, 2012 and 2011

Selected financial results for the three and nine month periods ended September 30, 2012 and 2011 are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Oil and natural gas revenues	$38,188	$50,015	$124,937	$134,813
Net earnings (loss)	(124,301)	29,014	(238,844)	39,671
Adjusted EBITDA(1)	26,981	36,234	80,601	89,062
Adjusted Discretionary Cash Flow(1)	19,808	35,260	59,779	84,979

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

In the third quarter of 2012, we recognized a net loss of $124.3 million compared with net earnings of $29.0 million in the third quarter of 2011. In the first nine months of 2012, we recognized a net loss of $238.8 million compared with net earnings of $39.7 million in the first nine months of 2011. The net losses in the three and nine month periods ended September 30, 2012 were almost entirely due to the ceiling test write-downs that were recognized in the second and third quarters of 2012, which were primarily related to a continued decline in the 12 month average trailing natural gas price resulting in lower reserve volumes.

Adjusted EBITDA was $27.0 million and $80.6 million in the third quarter and first nine months of 2012, respectively, a decrease of $9.2 million and $8.5 million, respectively, compared to the same periods in 2011, primarily due to lower natural gas revenues combined with higher production and general and administrative expenses, partially offset by higher crude oil revenues and increased realized gains on derivative instruments.

Adjusted Discretionary Cash Flow was $19.8 million and $59.8 million in the third quarter and first nine months of 2012, respectively, a decrease of $15.5 million and $25.2 million, respectively, compared to the same periods in 2011. The decreases in Adjusted Discretionary Cash Flow were primarily due to lower Adjusted EBITDA as well as higher interest expenses.

A discussion of the components of the changes in our results of operations follows.

Oil and Natural Gas Volumes and Revenues

Our sales volumes, revenues and average prices by product for the three and nine month periods ended September 30, 2012 and 2011 are included in the tables below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Working interest sales volumes(1):
Oil (Mbbls)	366	341	1,168	817
NGLs (Mbbls)	26	34	76	88
Natural gas (MMcf)	5,371	7,521	17,297	21,690
Total equivalent (MMcfe)	7,723	9,771	24,836	27,120
Total equivalent daily sales volumes (MMcfe/d)	83.9	106.2	90.6	99.3
Total equivalent daily sales volumes (boe/d)	13,991	17,701	15,107	16,557
Average liquids weighting	30%	23%	30%	20%

Net sales volumes(2):
Oil (Mbbls)	334	302	1,060	715
NGLs (Mbbls)	18	24	53	63
Natural gas (MMcf)	5,465	7,137	17,301	20,561
Total equivalent (MMcfe)	7,577	9,093	23,979	25,229
Total equivalent daily sales volumes (MMcfe/d)	82.4	98.8	87.5	92.4
Total equivalent daily sales volumes (boe/d)	13,726	16,473	14,586	15,402
Average liquids weighting	28%	22%	28%	19%

Revenues (in thousands):
Oil	$26,561	$23,326	$87,568	$58,614
NGLs	961	1,400	3,076	3,777
Natural gas	10,666	25,289	34,293	72,422
Total oil and natural gas revenues	$38,188	$50,015	$124,937	$134,813

(1)         “Working interest sales volumes” represents our working interest share of sales volumes before the impact of royalties.

(2)         “Net sales volumes” represents our working interest sales volumes less the volumes attributable to royalties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average prices per unit:
NYMEX WTI (US$ per bbl)	92.20	89.54	96.16	95.47
NYMEX WTI ($ per bbl)	91.76	87.81	96.38	93.38
Edmonton Par ($ per bbl)	83.30	92.13	86.88	94.08
Average oil sales price ($ per bbl)	79.52	77.24	82.61	81.98
Differential to NYMEX WTI ($ per bbl)	12.24	10.57	13.77	11.40
Differential to Edmonton Par ($ per bbl)	3.78	14.89	4.27	12.10

Average NGLs sales price ($ per bbl)	53.39	58.33	58.04	59.95
Percentage of NYMEX WTI	58%	66%	60%	64%

NYMEX Henry Hub (US$ per MMBtu)	2.81	4.19	2.59	4.21
NYMEX Henry Hub ($ per MMBtu)	2.80	4.11	2.60	4.11
AECO ($ per MMBtu)	2.19	3.47	2.18	3.68
Average natural gas sales price ($ per MMBtu)	1.95	3.54	1.98	3.52
Differential to NYMEX Henry Hub ($ per MMBtu)	0.85	0.57	0.62	0.59
Differential (premium) to AECO ($ per MMBtu)	0.24	(0.07)	0.20	0.16

Total equivalent realized sales price ($ per Mcfe)	5.04	5.50	5.21	5.34
Total equivalent realized sales price ($ per boe)	30.24	33.00	31.26	32.04

Oil and natural gas revenues were $38.2 million in the third quarter of 2012, a 24% decrease as compared to $50.0 million in the third quarter of 2011. Oil and natural gas revenues were $124.9 million in the first nine months of 2012, a 7%

decrease as compared to $134.8 million in the first nine months of 2011. The decreases in revenues were primarily due to lower natural gas revenues resulting from lower natural gas sales prices as well as lower natural gas production volumes resulting from our decision to focus our 2012 capital program on light oil development. In both periods, these decreases were partially offset by higher crude oil revenues due to higher crude oil production volumes in 2012 when compared to 2011.

Crude oil net sales volumes increased 11% in the third quarter of 2012 compared to the third quarter of 2011, and increased 48% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increases were primarily due to the advancement of our light oil development at Evi. Consistent with our strategy of focusing on light oil development at Evi in order to drive higher liquids production, we also increased our average net liquids weighting to 28% in the third quarter of 2012 from 22% in the third quarter of 2011, and to 28% in the nine months ended September 30, 2012 from 19% in the nine months ended September 30, 2011.

Our natural gas production decreased by 23% in the third quarter of 2012 and 16% in the nine months ended September 30, 2012 when compared to the same periods in 2011, as we have suspended investment in natural gas drilling activities since October 2011 in response to the outlook for low natural gas prices. We expect this decrease in natural gas production to continue while we focus our capital program on light oil development. Our natural gas volumes were also lower by approximately 2.6 million cubic feet per day (“MMcf/day”) (net) in the third quarter of 2012 due to unscheduled downtime at a third-party natural gas processing plant located in Southern Alberta. Operations at the plant are expected to resume in the fourth quarter of 2012.

The average realized sales price in the third quarter of 2012 decreased 8% to $5.04 from $5.50 per thousand cubic feet equivalent (“Mcfe”) in the third quarter of 2011, and decreased 2% to $5.21 per Mcfe in the nine months ended September 30, 2012 from $5.34 per Mcfe in the nine months ended September 30, 2011. Although the benchmark Edmonton Par crude oil price was 10% and 8% lower in the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011, our average realized crude oil sales price increased by 3% and 1% in the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. As a result, our average differential to Edmonton Par narrowed to $3.78 per barrel of oil (“bbl”) in the third quarter of 2012 and $4.27 per bbl in the nine months ended September 30, 2012, primarily due to a higher proportion of our crude oil production coming from light oil properties.

Benchmark natural gas prices have remained lower throughout 2012 compared to 2011, which reduced our average realized natural gas sales price by 45% in the third quarter of 2012 and 44% in the nine months ended September 30, 2012, compared to the corresponding 2011 periods.

Oil and Gas Production Expense

Details of production expense for the three and nine month periods ended September 30, 2012 and 2011 are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per Mcfe data)
Production expense:
Lease operating expenses	$11,961	$9,006	$40,570	$25,670
Production and property taxes	831	678	2,516	1,867
Transportation and processing	3,510	4,130	11,974	11,896
Total	$16,302	$13,814	$55,060	$39,433

Production expense per Mcfe:
Lease operating expenses	$1.58	$0.99	$1.69	$1.02
Production and property taxes	0.11	0.08	0.10	0.07
Transportation and processing	0.46	0.45	0.50	0.47
Total	$2.15	$1.52	$2.29	$1.56

Lease Operating Expenses

Lease operating expenses in the third quarter of 2012 were $12.0 million, or $1.58 per Mcfe, compared to $9.0 million, or $0.99 per Mcfe, in the third quarter of 2011. The $3.0 million increase in lease operating expenses in the third quarter of 2012 was primarily due to an increase of $3.7 million at Evi, partially offset by a decrease at other properties. The increase at Evi was related to a 17% increase in crude oil volumes in the area compared to the third quarter of 2011, together with higher per unit costs for wells drilled at Evi in 2012. As part of our capital development, pipeline infrastructure is typically built that enables the majority of our oil emulsion production to be transported by pipeline to processing and for subsequent sales to a shipper in the Evi area, which minimizes the cost of trucking emulsions to operated processing batteries. However, for some of the new wells drilled in 2012, we elected to install single-well batteries and to not build capital-intensive pipelines. Instead we chose to transport our emulsion production by truck at a higher cost over transporting by pipeline. Lease operating expenses were also higher due to continuing operational issues at a jointly owned oil battery in the Evi area operated by a third party, including issues with allocation of crude oil volumes, constrained water-handling capability and longer wait times for our trucks. As a result of issues at the battery, which are in the process of being resolved, we elected to transport a portion of our emulsion to other batteries in the area.

Lease operating expenses in the first nine months of 2012 were $40.6 million, or $1.69 per Mcfe, compared to $25.7 million, or $1.02 per Mcfe, in the first nine months of 2011. The increase in lease operating expenses of $14.9 million was primarily attributable to an increase of $17.4 million at Evi, partially offset by a decrease at other properties. The increase was related to our strategy of increasing liquids production by drilling additional crude oil wells, which have higher per unit costs than natural gas wells. In the nine months ended September 30, 2012, the cost of workovers, including cleanouts, flushbys, pump changes and coil rig cleanouts was approximately $8.8 million, which was an increase from approximately $4.6 million in the nine months ended September 30, 2011. We also incurred higher costs for trucking, rental of certain equipment at our single-well batteries at some of our new Evi wells and higher maintenance costs.

Production and Property Taxes

Production and property taxes, which primarily consist of property taxes (ad valorem taxes) assessed by local governments, were relatively consistent during the periods presented, ranging from $0.07 to $0.11 per Mcfe.

Transportation and Processing

Transportation and processing costs primarily consist of natural gas transportation costs and field-level natural gas gathering and processing costs. Transportation and processing costs in the third quarter of 2012 were $3.5 million compared to $4.1 million in the third quarter of 2011. Transportation and processing costs in the first nine months of 2012 were $12.0 million compared to $11.9 million in the first nine months of 2011. Transportation and processing costs related to natural gas activities were lower primarily due to the decline in natural gas production volumes and partially due to unscheduled downtime at a natural gas processing plant in southern Alberta. In the third quarter of 2012, these decreases were partially offset by an increase in processing costs related to our crude oil production at Evi as a result of the operational issues at a jointly owned oil battery, discussed above. For the nine months ended September 30, 2012, there was an overall increase in our transportation and processing costs as the additional crude oil processing costs at Evi more than offset the decrease in costs related to natural gas.

General and Administrative Expense

The following table summarizes the components of general and administrative expense during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per Mcfe data)
Stock-based compensation costs	$1,321	$1,360	$3,708	$1,514
Other general and administrative costs	4,422	4,012	15,537	11,213
General and administrative costs capitalized (including stock-based compensation)	(1,693)	(1,888)	(5,249)	(3,356)
General and administrative expense	$4,050	$3,484	$13,996	$9,371
General and administrative expense per Mcfe	$0.53	$0.38	$0.58	$0.37

Stock-Based Compensation Costs

Stock-based compensation costs relate to units granted under the Company’s long-term incentive plans. For the three and nine months ended September 30, 2012, stock-based compensation costs relate to the amortization of the fair value of units awarded under Lone Pine’s long-term incentive plans. These plans include units granted in 2011, which will primarily be settled in cash and are accounted for as a liability, the fair value of which is adjusted quarterly based on our share price. The costs also include the fair value of units issued in 2012, all of which are accounted for as stock-settled units, the fair value of which was determined and fixed at their grant date. For the three and nine months ended September 30, 2011, stock-based compensation costs included units awarded under Lone Pine’s plans as well as units awarded by Forest as part of its incentive plans.

Other General and Administrative Costs

Other general and administrative costs primarily comprise salaries and related benefit costs for our employees as well as professional fees and office lease costs. Our staffing and overhead costs increased in the three and nine months ended September 30, 2012 mainly as a result of Lone Pine incurring costs for corporate expenditures historically provided to us by Forest as well as increased salaries and other benefits, and higher professional fees relating to our status as a stand-alone public company. These increases were partially offset by incremental costs incurred in 2011 in preparation for the IPO and spin-off from Forest.

General and Administrative Costs Capitalized

Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized. The percentage of general and administrative costs capitalized in the periods presented above ranged from 26% to 35%.

Depreciation, Depletion and Amortization

The following table summarizes depreciation, depletion and amortization (“DD&A”) expense incurred during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per Mcfe data)
DD&A	$30,236	$20,426	$88,548	$58,986
DD&A per Mcfe	$3.99	$2.25	$3.69	$2.34

The DD&A expense in the third quarter of 2012 was $30.2 million, or $3.99 per Mcfe, compared to $20.4 million, or $2.25 per Mcfe, in the third quarter of 2011. For the nine months ended September 30, 2012, DD&A expense was $88.5 million, or $3.69 per Mcfe, compared to $59.0 million, or $2.34 per Mcfe, for the nine months ended September 30, 2011. The increases were primarily due to our investment in the development of oil assets, which are more capital-intensive than natural gas properties.  The increase in the third quarter of 2012 was also due to a decrease in proved reserve volumes, partially offset by a corresponding decrease in future development costs.

Full Cost Method of Accounting

In performing our ceiling test calculation, we updated our internal estimates of proved oil and natural gas reserves, and the present value of future net revenue from those reserves using the 12 month average trailing first-day-of-the-month prices for AECO natural gas prices and Edmonton Par crude oil prices, which are typically lower than the corresponding New York Mercantile Exchange (“NYMEX”) Henry Hub natural gas prices and West Texas Intermediate (“WTI”) crude oil prices. The table below summarizes the 12 month average trailing prices.

	Natural Gas	Crude Oil
	AECO ($/MMBtu)	Edmonton Par ($/bbl)
September 30, 2012	2.44	90.39
June 30, 2012	2.77	92.90
March 31, 2012	3.33	98.78
December 31, 2011	3.77	96.98

The 12 month average trailing natural gas price continued to decline in the first three quarters of 2012. As a result of this decline in price, our internal estimate of proved reserve volumes decreased at September 30, 2012, when compared to the volumes estimated by our independent reserves engineers at December 31, 2011. Lower commodity prices and reserve volumes reduced our internal estimate of the present value of future net revenue from proved reserves, resulting in a ceiling test write-down of $128.9 million ($96.7 million after tax) in the second quarter of 2012 as well as a ceiling test write-down of $142.9 million ($107.3 million after tax) in the third quarter of 2012.

We believe that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair value of our crude oil and natural gas properties or of the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not include the fair market value of probable or possible crude oil or natural gas reserves. Also, there is no consideration given to the effect of future changes in commodity prices. We manage our business using estimates of reserves and resources based on forecast prices and costs.

Additional write-downs may be required in subsequent periods if natural gas or oil prices decline from September 30, 2012 levels, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development or acquisition activities exceed the discounted future net cash flows from the additional reserves. See Part II, “Item 1A. Risk Factors—Lower oil and gas prices and other factors have resulted, and in the future may result, in ceiling test write-downs and other impairments of our asset carrying values.” in our 2011 Annual Report. We did not record a ceiling test write-down in the first nine months of 2011.

Interest Expense

The following table summarizes interest expense incurred during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest costs — Bank credit facility	$2,578	$3,037	$7,976	$4,279
Interest costs — Senior Notes	5,529	—	13,950	—
Interest costs — Other	74	186	248	3,053
Interest costs capitalized	—	(155)	—	(674)
Interest expense	$8,181	$3,068	$22,174	$6,658

Interest expense of $8.2 million and $22.2 million in the three and nine months ended September 30, 2012, respectively, was primarily associated with the interest cost on our Senior Notes and borrowings under our bank credit facility, as well as the amortization of debt issue costs. The average interest rate on our bank credit facility, which is floating based on market interest rates, was less than 4% for the three and nine month periods ended September 30, 2012, while the interest rate on the Senior Notes is fixed at 10.375%.  Interest costs-other for the nine month period ended September 30, 2011 was primarily related to the bank credit facility as well as a note payable to Forest.

The increase in interest costs for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 was due to a higher weighted average interest rate on our borrowings, as well as a higher level of borrowings. For the three and nine month periods ended September 30, 2011, we capitalized $0.2 million and $0.7 million, respectively, of interest related to our investment in unproved acreage in the Narraway/Ojay fields.

Foreign Currency Exchange Losses (Gains)

In the third quarter of 2012 and the nine month period ended September 30, 2012, we recorded foreign currency exchange gains of $7.0 million and $3.0 million, respectively. The gains primarily relate to the translation of the Senior Notes from U.S. to Canadian dollars. The Canadian dollar strengthened in the third quarter of 2012 as well as during the period between February 14, 2012, which was the date we issued the Senior Notes, and September 30, 2012.

In the first nine months of 2011, we recorded foreign currency exchange gains of $5.0 million related to the amounts due to Forest. Since the amounts due to Forest were denominated in U.S. dollars, the foreign currency exchange gains primarily arose due to the effect of the fluctuation in the Canadian dollar on this loan.

Losses (Gains) on Derivative Instruments

Unrealized and realized losses (gains) on derivatives recognized during the three and nine months ended September 30, 2012 and 2011 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Unrealized losses (gains) on derivatives
Oil	$7,907	$(19,363)	$(4,180)	$(20,101)
Natural gas	7,505	(6,854)	15,221	(11,064)
Unrealized losses (gains) on derivatives	$15,412	$(26,217)	$11,041	$(31,165)

Realized losses (gains) on derivatives
Oil	$(2,697)	$(1,762)	$(4,654)	$(1,762)
Natural gas	(5,437)	(1,760)	(17,377)	(1,760)
Realized losses (gains) on derivatives	$(8,134)	$(3,522)	$(22,031)	$(3,522)
Losses (gains) on derivative instruments	$7,278	$(29,739)	$(10,990)	$(34,687)

We enter into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of our cash flows. We realized gains of $8.1 million and $22.0 million on these instruments in the three and nine months ended September 30, 2012, respectively, and $3.5 million in the three and nine months ended September 30, 2011, due to the NYMEX Henry Hub natural gas price and WTI crude oil prices being significantly lower than the fixed prices in our contracts. We recognize the changes in fair value of outstanding derivative instruments at each balance sheet date as unrealized gains or losses. Changes in this fair value are related to the volatility of the forward prices for commodities as well as to changes in the balance of unsettled contracts between periods.

Income Tax Expense (Recovery)

The total income tax expense (recovery) and effective tax rates for the three and nine month periods ended September 30, 2012 and 2011 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Current income tax	$—	$—	$—	$—
Deferred income tax expense (recovery)	(39,921)	9,736	(74,932)	19,119
Total income tax expense (recovery)	$(39,921)	$9,736	$(74,932)	$19,119
Effective tax rate	24%	25%	24%	33%

We calculate our income tax expense for the period by estimating the annual effective income tax rate and applying that rate to the year-to-date earnings (loss) at the end of each period.

Our effective income tax rate in any period is a function of the relationship between total income tax expense and the amount of earnings before income taxes for the period. The effective income tax rate differs from the statutory tax rate as it takes into consideration permanent differences (such as stock-based compensation that will be settled in shares of common stock of the Company), adjustments for changes in income tax rates and other income tax legislation, and the differences between the provision and the actual amounts subsequently reported on the income tax returns.

Our combined Canadian federal and provincial statutory income tax rate was approximately 25% for the three and nine months ended September 30, 2012 and 26.5% for the three and nine months ended September 30, 2011. Our effective income tax rate of 24% for the three and nine months ended September 30, 2012 was lower than the statutory tax rate primarily due to non-deductible stock-based compensation expense and an increase in the valuation allowance taken on deferred income tax assets, partially offset by foreign currency exchange gains on the Senior Notes that are taxed at 50% of the statutory tax rate.

As a result of the ceiling test write-downs recorded in the second and third quarters of 2012, the net book value of our proved properties was significantly reduced. This reduction in book value also caused our deferred income tax balance to move into an asset position of $1.6 million at September 30, 2012. We have recorded a valuation allowance against this asset since we determined that it is more likely than not that we will not be able to realize the benefit.

Our effective tax rate of 25% for the three months ended September 30, 2011 was lower than the statutory tax rate of 26.5% primarily due to adjustments to reflect our estimated annual effective income tax rate. Our effective tax rate of 33% for the nine months ended September 30, 2011 was higher than the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets, partially offset by foreign currency exchange gains that are taxed at 50% of the statutory tax rate.

Liquidity and Capital Resources

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures. Historically, we have used cash provided by operating activities, our bank credit facility and borrowings from Forest as our primary sources of liquidity. Following the completion of our IPO and the Distribution, we no longer borrow funds from Forest. As market conditions have permitted, we have also engaged in non-core asset divestitures and have also accessed the equity and debt capital markets.

Changes in the market prices for oil, natural gas and NGLs directly impact our level of cash provided by operating activities. During the year ended December 31, 2011, natural gas comprised approximately 79% of our production. As a result, our operations and cash flows have historically been more sensitive to fluctuations in the market price for natural gas than in the market price for oil. Since June 2011, we have entered into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protect and provide certainty on a portion of our cash flows. As of November 8, 2012, we had entered into commodity swaps to hedge approximately 3,000 bbls/d of crude oil and 35,000 MMBtu/d of natural gas (total of 4.9 Bcfe) of our production for the remainder of 2012. We have also entered into commodity swaps for 2013 to hedge 2,500 bbls/d of crude oil as well as commodity collars for 30,000 MMBtu/d of natural gas (total of 16.4 Bcfe). This level of hedging will provide a measure of certainty of the cash flows that we expect to receive for a portion of our production. In the future, we may determine to increase or decrease our hedging positions. See Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk” in this Quarterly Report for more information on our derivative contracts.

As noted above, a primary source of liquidity is our bank credit facility. The borrowing base for the bank credit facility is subject to redetermination and to other automatic adjustments. Our bank credit facility had a borrowing base of $425 million at December 31, 2011, which was automatically reduced to $375 million in February 2012 upon the completion of our offering of the Senior Notes. In May 2012, the borrowing base was reaffirmed at $375 million and on October 18, 2012, the borrowing base was reduced to $325 million in the second semi-annual redetermination to account for the divestiture of $19 million of non-core assets together with a slower development schedule associated with our 2012 capital budget. The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2013. See “—Bank Credit Facility” below for further details.

In the third quarter of 2012, borrowings under our bank credit facility increased slightly to $237.0 million at September 30, 2012 from $229.0 million at June 30, 2012. As of November 8, 2012, we had $235.0 million outstanding under our bank credit facility at a weighted average interest rate of 3.74% and remaining borrowing capacity of $88.4 million (after deducting $1.6 million of outstanding letters of credit).

One of our most significant expenditures relates to our capital program, and in early 2012, we established a capital budget range for 2012 of approximately $200 million to $220 million, which we subsequently reduced to approximately $160 million to $175 million due to the commodity price environment at the time. Our capital expenditures for the nine month period ended September 30, 2012 were approximately $148 million. In the fourth quarter of 2012, we expect to complete our capital program, focusing primarily on the infill drilling of our light oil properties at Evi. These capital expenditures are expected to be primarily funded through cash provided by operating activities, with the objective of minimizing additional borrowings under our bank credit facility in the fourth quarter of 2012.

In August 2012, we announced that we were actively considering methods of debt reduction, including the divestiture of non-core assets and potential transactions to accelerate the value of our assets, such as farm-ins and joint ventures. In September 2012, we completed the sale of certain non-core oil properties for proceeds of approximately $8.2 million, and in October 2012, we completed the sale of non-core natural gas properties for proceeds of approximately $10.8 million.

We expect the public and private equity and debt capital markets to serve as another source of liquidity. For example, in June 2011 we completed our IPO for net proceeds of $173 million. Our ability to access the equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our equity securities, prevailing commodity prices and other macroeconomic factors outside of our control. In February 2012, we completed an offering of Senior Notes for net proceeds of $192 million. However, given our focus on reducing balance sheet leverage, we do not expect to utilize debt markets in the near term.

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

Bank Credit Facility

On March 18, 2011, we entered into a $500 million bank credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. Our bank credit facility became effective upon the closing of the IPO and replaced the existing LPR Canada bank credit facility at such time. The bank credit facility will mature on March 18, 2016 and is secured by a portion of our assets. Availability under the bank credit facility is governed by a borrowing base, which was redetermined to be $325 million on October 18, 2012. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of Lone Pine’s oil and natural gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under the bank credit facility could increase or decrease based on such redetermination. The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2013. In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined. In addition, if the Company sells, transfers or otherwise disposes of certain property with an aggregate fair market value exceeding 10% of the then current borrowing base, the borrowing base is automatically reduced by an amount equal to the portion of the borrowing base attributable to the particular property so sold, transferred or otherwise disposed of, as agreed upon by the Company and the lenders acting reasonably.

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

Our bank credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions, and also includes a financial covenant. Our bank credit facility provides that Lone Pine will not permit its ratio of total debt outstanding to Adjusted EBITDA for a trailing 12 month period to be greater than 4.0 to 1.0. At September 30, 2012, this ratio was approximately 3.7 to 1.0. If oil and natural gas prices decline further, or remain depressed, we believe it is possible that we could be in violation of this financial covenant in a future period.  If we were to fail to perform our obligations under these covenants or other covenants and obligations, it could cause an event of default and the bank credit facility could be terminated and amounts outstanding could be declared immediately due and payable by the lenders, subject to notice and cure periods in certain cases. Such events of default include non-payment, breach of warranty, non-performance of financial covenants, default on other indebtedness, certain adverse judgments, change of control and a failure of the liens securing the bank credit facility. In addition, bankruptcy and insolvency events with respect to Lone Pine will result in an automatic acceleration of the indebtedness under the bank credit facility. An acceleration of our indebtedness under the bank credit facility could in turn result in an event of default under an indenture for our Senior Notes (discussed below), which in turn could result in the acceleration of payment of the Senior Notes. For example, the indenture governing our Senior Notes includes as an event of default, among others, a default on indebtedness that results in the acceleration of indebtedness in an amount greater than US$20 million.

Of the $500 million total nominal amount under our bank credit facility, JPMorgan Chase Bank, N.A., Toronto Branch and eight other banks hold 100% of the total commitments, with JPMorgan Chase Bank, N.A., Toronto Branch holding 16.7%, one lender holding 16.7%, three lenders holding 11.7% each, one lender holding 10%, one lender holding 8.3% and the two other lenders holding 6.7% each of the total commitments.

From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the bank credit facility.  Such lenders or their affiliates have served as underwriters or initial purchasers of Lone Pine’s equity and debt securities, serve as counterparties to LPR Canada’s commodity derivative agreements and may, in the future, act as agent or directly purchase LPR Canada’s production.

10.375% Senior Notes due 2017

On February 14, 2012, LPR Canada issued US$200.0 million aggregate principal amount of 10.375% Senior Notes due 2017 (the “Senior Notes”). Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15. The first interest payment was made on August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by Lone Pine and all of Lone Pine’s subsidiaries other than LPR Canada (together, the “Guarantors”). These guarantees are full and unconditional, and joint and several among the Guarantors. After deducting the original issue discount and commissions, the issuance of the Senior Notes resulted in net proceeds to the Company of $192 million, which we used to partially repay borrowings outstanding under our bank credit facility.

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

On November 2, 2012, LPR Canada completed an exchange offer whereby we offered to exchange our privately-placed Senior Notes for like principal amounts of registered 10.375% Senior Notes due 2017. The exchange offer fulfilled our obligations under the registration rights agreement that we entered into as part of the February 2012 issuance.

Working Capital Deficit

At September 30, 2012, our working capital deficit was approximately $22.1 million, which decreased from $30.1 million at December 31, 2011. The decrease was related to a significant reduction in accounts payable and accrued liabilities mainly as a result of reduced capital expenditures.

Historical Cash Flow

Net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the three and nine months ended September 30, 2012 and 2011 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net cash provided by operating activities	$19,893	$43,385	$57,801	$74,279
Net cash used in investing activities	(22,383)	(50,272)	(154,007)	(247,433)
Net cash provided by financing activities	1,785	2,898	96,105	173,115

The decrease in net cash provided by operating activities in the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower revenues, higher cash-based expenditures and a decrease in the change in working capital. The decrease in the nine months ended September 30, 2012, compared to the same period in 2011, was due to lower revenues and higher cash-based expenditures, partially offset by an increase in the change in working capital.

Net cash used in investing activities primarily comprises the exploration and development of oil and natural gas properties, net of the divestiture of assets. The components of net cash used in investing activities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Exploration, development and acquisition costs	$(30,196)	$(49,131)	$(160,451)	$(236,861)
Other fixed assets	(425)	(1,141)	(2,074)	(11,040)
Proceeds from divestiture of assets	8,238	—	8,518	468
Net cash used in investing activities	$(22,383)	$(50,272)	$(154,007)	$(247,433)

The cash paid for exploration, development and acquisition costs as reflected in the statements of cash flows differs from the capital expenditures in the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made. The decreases in net cash used in investing activities for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to significantly lower capital expenditures as well as proceeds received from the divestiture of certain non-core assets. For the three and nine months ended September 30, 2012 compared to the same periods in 2011 net cash used in investing activities was impacted by changes in the non-cash accrual for capital expenditures. See “—Capital Expenditures” below for more information on our capital expenditures.

Net cash provided by financing activities was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net proceeds from issuance of long-term debt	$—	$—	$192,052	$—
Debt issuance costs	—	(581)	(1,295)	(4,659)
Proceeds from bank borrowings	924,000	894,000	2,390,000	1,483,000
Repayments of bank borrowings	(916,000)	(878,000)	(2,484,000)	(1,196,000)
Proceeds from Forest Oil Corporation	—	344	—	106,396
Repayments to Forest Oil Corporation	—	(1,891)	—	(368,385)
Cash distribution to Forest Oil Corporation	—	—	—	(28,711)
Proceeds from issuance of common stock, net of offering costs	—	(329)	—	173,086
Change in bank overdrafts	(5,847)	(10,360)	454	1,216
Proceeds from sale-leaseback	—	—	—	7,450
Capital lease payments	(369)	(277)	(1,107)	(277)
Other, net	1	(8)	1	(1)
Net cash provided by financing activities	$1,785	$2,898	$96,105	$173,115

The decrease in net cash provided by financing activities for the three and nine months ended September 30, 2012,  compared to the same periods in 2011, was primarily due to increases in the repayment of bank borrowings, which were used to partially fund our capital program, partially offset by higher proceeds from bank borrowings. For the nine months ended September 30, 2012, the decrease was also due to the issuance of common stock and advances from Forest in 2011, partially offset by net proceeds from the issuance of our Senior Notes in 2012, which were used to partially repay our bank borrowings, and repayments of loans to Forest.

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Exploration and development	$34,878	$81,215	$131,927	$182,618
Acquisitions and leasehold costs	156	10,568	10,737	86,621
General and administrative costs capitalized	1,693	1,888	5,249	3,356
Interest capitalized	—	156	—	675
Total capital expenditures	$36,727	$93,827	$147,913	$273,270

For the three and nine months ended September 30, 2012, our capital expenditures were lower than the same periods in 2011 and were primarily focused on light oil development in the Evi area of Alberta. The table below summarizes our drilling activity for the first three quarters of 2012.

Number of Wells (Net)	Three Months Ended September 30, 2012	Three Months Ended June 30, 2012	Three Months Ended March 31, 2012
Drilled	5.7	3.1	19.5
Completed	6.7	9.1	11.5
Tied-in	6.7	11.5	16.1

As part of our New Ventures activity in Alberta, we acquired $10.6 million of undeveloped land in the first nine months of 2012, which we expect will support further light oil exploration and development. In the first nine months of 2011, our capital expenditures primarily related to the acquisition of certain natural gas properties located in the Narraway/Ojay area as well as drilling activity on light oil and natural gas development projects.

Contractual Obligations

There have not been any material changes in our contractual obligations since December 31, 2011, except for the issuance of the Senior Notes and the corresponding reduction to the borrowings outstanding under our bank credit facility. The following table summarizes our contractual obligations by calendar year as of September 30, 2012 for these two items.

	Remainder of
	2012	2013	2014	2015	2016	After 2016	Total
	(In thousands)
Bank credit facility(1)	$2,289	$9,080	$9,080	$9,080	$238,916	$—	$268,445
Senior Notes(2)	$—	$20,412	$20,412	$20,412	$20,412	$206,946	$288,594

(1) Bank credit facility amounts include the anticipated interest payments and commitment fees due under the terms of our bank credit facility using the interest rate in effect, borrowings outstanding and borrowing base at September 30, 2012.

(2) Amounts include interest payments and repayment of principal.

Change in Reporting and Functional Currency

Effective October 1, 2011, Lone Pine changed its reporting currency and functional currency from the U.S. dollar to the Canadian dollar. The change in functional currency did not have a significant impact on our financial statements as Lone Pine’s operations are primarily carried out by its operating subsidiary, LPR Canada. The functional currency of LPR Canada has not changed and continues to be the Canadian dollar.

Prior to the Distribution, Lone Pine used the same reporting currency as Forest, which was the U.S. dollar, in its financial statements. However, after the Distribution, we determined that our financial statements should be presented using the Canadian dollar in order to present Lone Pine’s financial statements in the same currency as its functional currency and to minimize the impact of changes in foreign currency exchange rates on our financial statements. The determination to change Lone Pine’s reporting currency was based on a number of factors, which included the following (1) Lone Pine has no assets or operations in the United States; (2) substantially all of Lone Pine’s operations were conducted in a single functional currency at the time, the Canadian dollar; and (3) the reporting currency selected, the Canadian dollar, was the same as the functional currency.

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

In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to perform the second step as well. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test. As a result of adopting ASU 2011-08, we will consider qualitative factors for impairment testing purposes in interim periods and perform the full two-step goodwill impairment test if needed. We will perform the impairment test at December 31 of each year.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and other publicly available documents contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

•                                          our plans to dispose of non-core assets;

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this Quarterly Report with the U.S. Securities Exchange Commission (“SEC”), except as required by law.  All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

Reconciliation of Non-GAAP Measures

In addition to reporting net earnings (loss) as defined under GAAP, we also present Adjusted EBITDA, a non-GAAP measure calculated as net earnings (loss) before interest expense, income tax expense (recovery), DD&A expense, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of Asset Retirement Obligations (“ARO”), unrealized losses (gains) on derivative instruments and foreign currency exchange losses (gains). Adjusted EBITDA also excludes the stock-settled portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our fundamental core operating performance and in estimating cash flows. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A expense on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses, and therefore its utility as a measure of our operating performance has material limitations. Because of these limitations, our management does not view Adjusted EBITDA in isolation and also uses other measurements, such as net earnings (loss) and revenues, to measure operating performance.  In the first quarter of 2012, we revised the calculation of Adjusted EBITDA to exclude the adding back of amortization of deferred costs.  Adjusted EBITDA for prior periods has been restated to be consistent with the current period’s calculation.

The following table reconciles net earnings (loss) to Adjusted EBITDA. Net earnings (loss) is the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net earnings (loss)	$(124,301)	$29,014	$(238,844)	$39,671
Add back (deduct):
Interest expense	8,181	3,068	22,174	6,658
Income tax expense (recovery)	(39,921)	9,736	(74,932)	19,119
Depreciation, depletion and amortization	30,236	20,426	88,548	58,986
Ceiling test write-down of oil and natural gas properties	142,879	—	271,749	—
Accretion of asset retirement obligations	350	207	1,027	744
Unrealized losses (gains) on derivative instruments	15,412	(26,217)	11,041	(31,165)
Foreign currency exchange gains	(6,996)	(30)	(3,023)	(5,000)
Stock-based compensation (equity portion)	1,141	30	2,861	49
Adjusted EBITDA	$26,981	$36,234	$80,601	$89,062

In addition to reporting net cash provided by operating activities as defined under GAAP, we also present Adjusted Discretionary Cash Flow, which is a non-GAAP liquidity measure. Adjusted Discretionary Cash Flow consists of net cash provided by operating activities before changes in working capital items. Management uses Adjusted Discretionary Cash

Flow as a measure of liquidity and believes it provides useful information to investors because it assesses net cash provided by operating activities for each period before changes in working capital, which fluctuates due to the timing of collections of receivables and the settlements of liabilities. This measure does not represent the residual cash flow available for discretionary expenditures since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from the measure. As a result, its utility as a measure of our operating performance has material limitations.

The following table reconciles net cash provided by operating activities to Adjusted Discretionary Cash Flow. Net cash provided by operating activities is the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net cash provided by operating activities	$19,893	$43,385	$57,801	$74,279
Add back (deduct) changes in working capital:
Accounts receivable	(1,587)	(2,763)	(11,938)	(7,048)
Prepaid expenses and other current assets	423	1,076	(765)	(1,600)
Accounts payable and accrued liabilities	(4,228)	(5,483)	17,524	(905)
Accrued interest and other current liabilities	5,307	(955)	(2,843)	20,253
Adjusted Discretionary Cash Flow	$19,808	$35,260	$59,779	$84,979

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

As of September 30, 2012, we had entered into the following swaps.

	Commodity Swaps
	Natural Gas (NYMEX Henry Hub)			Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Price per MMBtu		bbls/d	Weighted Average Price per bbl
October 1, 2012 - December 31, 2012	35,000	US$	4.58	2,000	US$	102.35
October 1, 2012 - December 31, 2012	—	—		1,000	$100.98
Calendar 2013	—	—		2,000	$98.60
Calendar 2013	—	—		500	US$	101.00

In connection with a commodity swap entered into during the second quarter of 2012, we sold a call option to the counterparty in exchange for us receiving a premium fixed price on the commodity swap. The outstanding option as of September 30, 2012 was as follows.

	Commodity Option
	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Monthly in 2013	Monthly in 2013	500	$95.05

We also enter into commodity collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. The table below sets forth our commodity collars outstanding as of September 30, 2012.

	Commodity Collars
	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d	Weighted Average Floor Price per MMBtu		Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$	3.25	US$	3.93

We recognize all changes in fair value of derivative instruments and as of September 30, 2012 the estimated fair value of our commodity derivative instruments was a net asset of approximately $8.7 million.

Long-Term Sales Contract

As of November 8, 2012, we had a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer.

Interest Rate Risk

At September 30, 2012, we had $237 million in outstanding borrowings on our bank credit facility, and the weighted average interest rate on the facility was 3.52%. Given that the interest rate on the bank credit facility is based on market rates, we are exposed to interest rate risk on these borrowings. We have not entered into any derivative financial instruments to manage this risk.

We do not have any exposure to interest rate risk on the Senior Notes, given that the interest rate is fixed for the term of the Senior Notes.

Foreign Currency Exchange Rate Risk

Our most significant foreign currency exchange rate risk relates to the Senior Notes since they are denominated in U.S. dollars. We are exposed to foreign currency exchange rate risk on the translation and repayment of this debt as well as the interest payments. We are also exposed to foreign currency exchange rate risk relating to certain of our derivative instruments and the delivery commitment of approximately 21,000 MMBtu/d of natural gas. We have not entered into any derivative financial instruments to manage our foreign currency exchange risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there was no change in our system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to the information below, you should review the disclosure included in our 2011 Annual Report under Part I, “Item 3. Legal Proceedings.” and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 under Part II, “Item 1. Legal Proceedings.”

On November 8, 2012, Lone Pine filed a Notice of Intent to Submit a Claim to Arbitration (the “Notice of Intent”) under the North American Free Trade Agreement (“NAFTA”) relating to the expropriation without compensation by the Government of Quebec of certain of the Company’s oil and gas mining rights in the Saint Lawrence Valley in Quebec. Lone Pine holds numerous exploration permits in the Saint Lawrence Valley issued by the Quebec Ministry of Natural Resources and Wildlife. On June 13, 2011, the National Assembly of Quebec adopted Bill 18, An act to limit oil and gas activities, which suspended all oil and gas exploration activities beneath the Saint Lawrence River upstream of the Anticosti Islands and on the islands situated in that part of the river, and revoked all previously issued mining rights under that stretch of the Saint Lawrence River, including an exploration permit covering 33,460 acres previously held by Lone Pine.

Although there is no guarantee regarding the outcome and receipt of fair compensation pursuant to the claim, we believe that the expropriation of our exploration permit pursuant to Bill 18 was a violation of NAFTA by the Government of Quebec, for which the Government of Canada is responsible, and that Lone Pine (a Delaware corporation) is entitled to full compensation for the expropriation.  The Notice of Intent asserts that the expropriation was arbitrary, capricious and without justification, and we are seeking in excess of $250 million in compensation for the expropriated rights (based on development plans), plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate.  We have asserted in the Notice of Intent that the expropriation breaches Canada’s NAFTA obligations on a number of grounds, including among other things: (i) the criteria for expropriation are not met in Bill 18; (ii) Bill 18 expressly prohibits the payment of compensation for the expropriation; and (iii) Bill 18 violates Canada’s obligation to afford the investments of NAFTA investors fair and equitable treatment and full protection and security.

Lone Pine has filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and intends to submit the claim to arbitration at the appropriate time pursuant to the relevant NAFTA provisions, should the matter not be resolved by that date.  Although we believe that the Government of Canada will be required to compensate us for the fair market value of the expropriated permit, we have not recognized any asset for such claim in our unaudited consolidated financial statements.

In addition to the disclosure included in our 2011 Annual Report under Part I, “Item 3. Legal Proceedings.” and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 under Part II, “Item 1. Legal Proceedings.” and  as disclosed above, we are a party to various lawsuits, claims and proceedings in the ordinary course of business. These proceedings are subject to uncertainties inherent in any litigation, and the outcome of these matters is inherently difficult to predict with any certainty. We believe that the amount of any potential loss associated with these proceedings would not be material to our consolidated financial position; however, in the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flows.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2011 Annual Report under Part I, “Item 1A. Risk Factors”. These risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in our 2011 Annual Report.

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

*                      Filed herewith.

**               Not considered to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

LONE PINE RESOURCES INC.
(Registrant)

November 13, 2012	By:	/s/ DAVID M. ANDERSON
David M. Anderson
President and Chief Executive Officer
(on behalf of the Registrant)

	By:	/s/ EDWARD J. BEREZNICKI
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

*                      Filed herewith.

**               Not considered to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

††               The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.