Form 10-K
period 2012-12-31
Lone Pine Resources Inc.
filed 2013-03-14
CIK 1506932

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35191

LONE PINE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	27-3779606 (I.R.S. Employer Identification No.)
Suite 1100, 640-5th Avenue SW, Calgary, Alberta, Canada (Address of Principal Executive Offices)	T2P 3G4 (Zip Code)

Registrant's telephone number, including area code: (403) 292-8000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value US$0.01 Per Share	New York Stock Exchange
Toronto Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was US$233,053,557 (based on the closing price of such stock).

         There were 85,366,283 shares of the registrant's common stock, par value US$0.01 per share, outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement relating to the 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Form 10-K.

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

        The noon-day Canadian to U.S. dollar exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

	Year ended December 31,
	2012	2011	2010	2009
	US$	US$	US$	US$
Highest rate during the period	1.0299	1.0583	1.0054	0.9716
Lowest rate during the period	0.9599	0.9430	0.9278	0.7692
Average noon spot rate during the period(1)	1.0004	1.0111	0.9709	0.8757
Rate at the end of the period	1.0051	0.9833	1.0054	0.9555

(1)
Determined by averaging the rates on each business day during the respective period.

        On March 8, 2013, the noon-day exchange rate was US$0.9734 for Cdn$1.00.

ii

PART I

Item 1.    Business.

        In this Form 10-K, unless otherwise indicated or the context otherwise requires, references to "we," "us," "our," "our company," "the Company" or "Lone Pine," when used in reference to periods prior to June 1, 2011, refer to Lone Pine Resources Canada Ltd. and its consolidated subsidiary, and when used in reference to periods after June 1, 2011, refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references in this Form 10-K to "LPR Canada" or "our predecessor" refer to Lone Pine Resources Canada Ltd., formerly Canadian Forest Oil Ltd., an Alberta corporation and a wholly-owned subsidiary of Lone Pine Resources Inc., which was the predecessor of Lone Pine Resources Inc., and its consolidated subsidiary. Certain oil and gas industry terms used in this Form 10-K are defined in the "—Glossary of Oil and Gas Terms" below.

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

        As of December 31, 2012, our proved reserves, as estimated by DeGolyer and MacNaughton, our independent reserves engineers, were approximately 188 Bcfe, of which approximately 59% were oil and natural gas liquids ("NGLs"), approximately 41% were natural gas and approximately 63% were classified as proved developed reserves. As of December 31, 2012, we had approximately 147 gross (134 net) proved undeveloped drilling locations and approximately 1.2 million gross (0.9 million net) acres of land (approximately 84% of which was undeveloped). The following table presents summary data for each of our significant properties as of December 31, 2012:

	Estimated Proved Reserves (Bcfe)(1)	Estimated Proved Developed Reserves (Bcfe)(1)	Average Daily Net Sales Volumes (MMcfe/d)(1)(2)	Acreage		Proved Undeveloped Drilling Locations
	Net	Net	Net	Gross	Net	Gross	Net
Evi Area	109	39	19.0	89,120	82,015	147	134
Narraway/Ojay	62	62	34.3	179,315	120,329	—	—
Utica Shale	—	—	—	398,850	240,320	—	—
Liard Basin	—	—	—	53,788	52,995	—	—
Other	17	17	30.0	451,613	383,781	—	—

Total	188	118	83.3	1,172,686	878,781	147	134

(1)
Reserves and sales volumes are presented on a gas-equivalent basis using a conversion of six Mcfe per bbl of oil or NGL. This conversion is based on energy equivalence and not price equivalence. For 2012, the average of the first-day-of-the-month index natural gas price was US$2.75 per MMBtu for NYMEX Henry Hub ($2.37 per MMBtu at AECO) and the average of the first-day-of-the-month index oil price was US$94.71 per barrel for NYMEX West Texas

  Intermediate ("WTI") ($87.90 per barrel for Edmonton Light). If a price equivalent conversion based on these 12-month average prices was used, the conversion factor would be approximately 37 Mcf per bbl of oil or NGL rather than six Mcf per bbl of oil or NGL.

(2)
For the year ended December 31, 2012. Our average daily net sales volumes for the three months ended December 31, 2012 were 70.7 MMcfe/d.

Our History

        During the past five years, we have primarily focused on the development of our Deep Basin and Evi areas. Beginning in 2009, we applied multi-zone slick-water fracture completion technology to our Narraway/Ojay fields. In April 2011, we completed an acquisition of approximately 35,700 net acres in the Narraway field, which increased our acreage position to approximately 120,329 net acres at December 31, 2012.

        We also increased our oil drilling activity in our Evi area in 2009, accelerating our horizontal drilling program that began in 2006. From 2006 through December 31, 2012, we have drilled a total of 103 gross horizontal oil wells in the Evi area. Due to the success of our initial horizontal wells, we undertook a significant leasing campaign in the Evi area, which increased our net acreage position from approximately 11,000 net acres at December 31, 2004 to approximately 82,015 net acres at December 31, 2012.

        Through our leasing efforts in Quebec, which began in 2007, we have acquired approximately 240,320 net acres in the Utica Shale play as of December 31, 2012. From 2007 through 2010, we participated in the drilling of ten exploration wells. However, on June 13, 2011, legislation known as Bill 18 was implemented in Quebec that prohibits oil and gas activities in the St. Lawrence River upstream of Anticosti Island and on the islands situated in that part of the river and revoked, without compensation, oil and gas rights previously issued for that area. We held exploration licenses to 33,460 net acres of undeveloped lands under the St. Lawrence River that were revoked by Bill 18. On November 8, 2012, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement against the Government of Canada in response to the expropriation without compensation effected by the Province of Quebec through Bill 18. See"—Significant Properties—Shales" below.

        In addition to our large shale gas position in Quebec, as of December 31, 2012, we had approximately 52,995 contiguous net acres in the Liard Basin, located in the Northwest Territories, that are prospective for the Muskwa Shale. In the first quarter of 2012, we submitted an application to the National Energy Board of Canada (the "National Energy Board") for a commercial discovery declaration that we believe could potentially lead to the continuation of our leases in the area for up to an additional 21 years. We believe that our acreage in the Liard Basin is analogous to the Muskwa Shale in the Horn River Basin.

Our Business Strategy

        Our business strategy is to increase stockholder value by efficiently increasing production, reserves and cash flow by applying horizontal drilling and new completion technologies to our large hydrocarbon in place reservoirs and our diversified undeveloped acreage positions. We intend to execute this strategy while managing our debt levels relative to our estimated proved reserves and cash flow. In the current depressed natural gas price environment, our near term strategy has been focused on the following:

  •
  Advancement of our Evi Slave Point Formation Light Oil Play. We continue to focus on the development of our Evi asset through both primary horizontal drilling and future secondary recovery through the application of waterflood schemes. In 2012, we drilled a total of 28 net wells in the Evi area and greatly advanced our operated vertical waterflood pilot. Since 2006, we have drilled a total of 103 wells in the Evi area and continue to be among the most active drillers in the area.

  •
  Maintain financial flexibility. As of December 31, 2012, we had a borrowing base of $275 million under our $500 million bank credit facility, of which $148 million was outstanding. We have historically funded growth through cash flow from operations, debt and equity security issuances, and divestments of non-core assets. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

  •
  Retaining long-term optionality of our core natural gas assets. We maintain substantial natural gas properties with tremendous identified resource potential, particularly in the Narraway/Ojay areas of Alberta and British Columbia and in our shale plays in the Utica Shale formation in Quebec and in the Liard Basin in the Northwest Territories. At this time, we plan to retain these assets, which provide us with the option for further development in these regions when natural gas prices improve. Although we have not committed a material amount of capital to our natural gas assets since the fourth quarter of 2011, the Narraway/Ojay assets produced approximately 30 MMcf/d of natural gas in the fourth quarter of 2012 and generate free cash flow for the business.

  •
  Pursuing selective divestitures of non-core assets to increase margins, operational focus and liquidity. In 2012, we completed the sale of $101 million of non-core properties aimed at simplifying our portfolio of assets and generating cash proceeds for deleveraging purposes. In 2013, we will continue to pursue selected non-core dispositions to further our focus and generate additional liquidity to be used on capital expenditures at our core properties.

Financial Information About Segments and Geographical Areas

        We operate our business as a single segment with similar economic characteristics, technology, customers, distribution and marketing strategies and regulatory environments. We operate in one industry segment, and our oil and gas exploration and production activities are exclusively within Canada. Our financial information, including net sales volumes and long-lived assets by geographical area, is included in our consolidated financial statements included in Item 8 of this Form 10-K and the related notes contained elsewhere in this Form 10-K are incorporated herein by reference.

Significant Properties

Evi Area

        As of December 31, 2012, we had approximately 82,015 net acres in and near the Evi field, located in the Peace River Arch area of northern Alberta. This position offers us a significant development opportunity for light oil. From 2006 through December 31, 2012, we have drilled a total of 103 horizontal wells in the Evi area. We acquired our initial acreage position in the Evi field in 2004 and we have significantly expanded our acreage position through Crown leasing and acquisitions from approximately 11,000 net acres at December 31, 2004 to 82,015 net acres at December 31, 2012. As of December 31, 2012, our acreage position in the Evi area consists of 139 gross (128 net) sections on which we have 175 gross (141 net) productive wells, of which 103 are horizontal wells in the Slave Point horizon. As of December 31, 2012, we had 109 Bcfe of total estimated proved reserves at Evi, including 39 Bcfe that are classified as proved developed reserves. As of December 31, 2012, we had 147 gross (134 net) proved undeveloped drilling locations in the Evi area. We currently drill eight to ten horizontal wells per section, although we have received regulatory approval to downspace certain sections in the central area of Evi to up to 16 wells per section.

        In 2012, we drilled 32 gross (28 net) horizontal wells in the Evi area as compared to 47 gross (47 net) wells in 2011. On average our working interest in the wells drilled in 2012 is 87%. During 2012, we had average daily net sales volumes of 3,161 bbls/d from production in the Evi area. We believe that we can ultimately enhance production rates and recoveries in the Evi area through further development drilling, including further downspacing of our acreage, completion optimization and secondary recovery techniques, such as waterflooding. We intend to continue to expand our facilities in the Evi area to accommodate the growing crude oil volumes in the area and continue to invest in our operated waterflood pilot project that we initiated in 2011.

Narraway/Ojay Area

        As of December 31, 2012, we had approximately 120,329 net acres in the Narraway/Ojay fields, located in Alberta and British Columbia. This acreage position establishes us as one of the top acreage holders in the area. Following positive drilling results in the Narraway/Ojay fields during 2009, we undertook a significant leasing campaign in the Narraway/Ojay area, which increased our acreage position from approximately 21,000 net acres at December 31, 2008 to approximately 120,329 net acres at December 31, 2012. As of December 31, 2012, our land holding was 280 gross (188 net) sections. Regulatory spacing in the Narraway field currently provides for four wells per section. Our acreage position in the Ojay field as of December 31, 2012 consisted of 56 gross (23 net) sections on which we had 12 gross (5 net) productive wells. Regulatory spacing in the Ojay field currently provides for one well per section.

        From the fourth quarter of 2008 to the fourth quarter of 2012, we have increased our net sales volumes from the Narraway/Ojay fields from 5 to 34 MMcf/d, with a peak rate of approximately 50 MMcf/d achieved in September 2009. Our wells in the Narraway/Ojay fields provide multi-zone completion opportunities, with the Nikanassin formation as the anchor zone, and with numerous gas bearing formations in zones above the anchor zone. These uphole zones can be commingled for production purposes. The Nikanassin is the anchor formation in the fields, and we sometimes refer to the Narraway/Ojay fields as part of the Nikanassin Resource Play.

        During 2010, we spent $49 million on the construction of key infrastructure and the purchase of related equipment in the Narraway/Ojay fields. In late November 2010, we completed construction of a natural gas pipeline connecting shut-in wells from our Ojay acreage in British Columbia to sales meters in western Alberta. Our gas gathering system and associated facilities at the Narraway/Ojay fields were expanded in order to alleviate capacity restrictions and to improve timely takeaway of our gas.

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

        In the fourth quarter of 2012, we sold all of our interests in the Wild River area of Alberta for total gross cash proceeds of $82 million, subject to normal course closing adjustments. At the time the divestiture was announced, the properties had a net production rate of approximately 17.4 MMcfe/d.

Shales

        As of December 31, 2012, we had approximately 240,320 net acres in Quebec that are prospective for the Utica Shale. No reserves are attributed to our Quebec properties. Natural gas produced from this area will be in close proximity to major markets in Canada and the northeastern United States, which historically has provided for premium product pricing compared to the NYMEX Henry Hub pricing. The Utica Shale is relatively shallow compared to other shale plays in North America, which we believe will provide for an economic advantage relative to the drilling costs associated with developing the resource.

        On March 8, 2011, the Government of Quebec announced that it would move forward with a strategic environmental assessment ("SEA") of shale gas drilling in the province as recommended by the province's environmental public hearing board, the Bureau d'audienees publiques sur l'environnement ("BAPE"), which had been asked to review environmental and health and safety issues concerning the development of the shale gas industry in Quebec in connection with the government's consideration of a new oil and gas regulatory regime for the province. A committee was appointed in May 2011 to conduct the SEA, which was expected to take 18 to 30 months, during which the government indicated that hydraulic fracturing would only be permitted in Quebec for scientific data gathering purposes if required for the SEA and on the committee's recommendation. The SEA committee was to report annually and ultimately propose changes to the current legislative and regulatory framework for oil and gas exploration and development in Quebec.

        On June 13, 2011, in response to concerns over the impact of the SEA on the terms of existing exploration licenses, legislation known as Bill 18 was implemented to exempt holders of licenses to explore for petroleum, natural gas and underground reservoirs from prescribed exploration work requirements until a date to be determined by the government (but not later than July 13, 2014), and effectively extend the term of such licenses for the same period. The legislation also, however, prohibits oil and gas activities in the St. Lawrence River upstream of Anticosti Island and on the islands situated in that part of the river and revoked, without compensation, oil and gas rights previously issued for that area. We held exploration licenses to 33,460 net acres of undeveloped lands under the St. Lawrence River, representing approximately 14% of our overall net acres in Quebec, that were revoked by Bill 18. On November 8, 2012, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement against the Government of Canada in response to the expropriation without compensation affected by Province of Quebec through Bill 18.

        On February 6, 2013, the Quebec Minister of Sustainable Development, Environment, Wildlife and Parks announced that the SEA committee's mandate would be amended and that studies commissioned pursuant to the SEA would be transferred to BAPE and form the basis for further public hearings on the exploration and development of shale gas. Such hearings are expected to convene sometime in 2014. The Minister also announced that the Government of Quebec intends to bring in legislation that formally imposes a moratorium on shale gas exploration and exploitation pending the enactment of a new legislative framework for hydrocarbon activities. New hydrocarbon legislation is not expected until after the further public hearings are completed and the results of that review process are available. See Part I, "Item 1A. Risk Factors—Risks Related to Our Business—New laws or regulatory requirements relating to hydraulic fracturing could make it more difficult or costly for us to perform fracturing of producing formations and could have an adverse effect on our ability to produce oil and gas from new wells" and "—Environmental Regulation."

        As of December 31, 2012, we had approximately 52,995 net acres in the Liard Basin located in the Northwest Territories that are prospective for the Muskwa Shale. No reserves are attributed to our Liard Basin properties. This is a newly developing natural gas shale play adjacent to the producing Horn River Basin. We believe that our acreage in the Liard Basin is analogous to the Muskwa Shale in the Horn River Basin. Our acreage is located in close proximity to a pipeline in the Northwest Territories providing for the sale and distribution of any natural gas produced. In the third and fourth quarters of 2011, we re-entered and recompleted a well in the Liard Basin, and in February 2012, we submitted an application to the National Energy Board for a commercial discovery declaration that we believe could potentially lead to the continuation of our leases in the area for up to an additional 21 years.

Reserves

        The following table summarizes our estimated quantities of 100% of our proved reserves as of December 31, 2012 and 2011. Our estimated proved reserves as of December 31, 2012 are based on the NYMEX Henry Hub price of US$2.75 per MMBtu and AECO price of $2.37 per MMBtu for natural gas and the NYMEX West Texas Intermediate price of US$94.71 per barrel and Edmonton Light price of $87.90 per barrel for oil, each of which represents the unweighted arithmetic average of the first-day-of-the-month prices during the 12-month period prior to December 31, 2012. Our estimated proved reserves as of December 31, 2011 are based on the NYMEX Henry Hub price of US$4.15 per MMBtu and AECO price of $3.77 per MMBtu for natural gas and the NYMEX West Texas Intermediate price of US$96.13 per barrel and Edmonton Light price of $96.98 per barrel for oil, each of which represents the unweighted arithmetic average of the first-day-of-the-month prices during the 12-month period prior to December 31, 2011. See "—Preparation of Estimated Proved Reserves" below, and note 24 to our consolidated financial statements included elsewhere in this Form 10-K for additional information regarding our estimated proved reserves.

	Estimated Proved Reserves(1)
	December 31, 2012			December 31, 2011
	Natural gas (MMcf)	Oil and liquids (Mbbls)	Total (MMcfe)	Natural gas (MMcf)	Oil and liquids (Mbbls)	Total (MMcfe)
Developed	77,061	6,831	118,050	163,530	8,363	213,708
Undeveloped	772	11,613	70,450	131,939	9,200	187,136

Total estimated proved reserves	77,833	18,445	188,500	295,469	17,563	400,844

(1)
Estimated proved reserves are based on anticipated sales volumes and do not contain those volumes of gas that we expect to be consumed in operations, flared or injected.

        As of December 31, 2012, we had estimated proved reserves of 188 Bcfe. As of December 31, 2012, proved undeveloped reserves ("PUDs") were estimated to be 70 Bcfe, or 37% of total estimated proved reserves, compared to 187 Bcfe, or 47% of total estimated proved reserves, as of December 31, 2011. The decrease of 117 Bcfe was primarily due to reduced natural gas prices that deemed certain future natural gas drilling locations as uneconomic and required those locations to be removed from our reserves. We intend to convert the remaining PUD reserves disclosed as of December 31, 2012 to proved developed reserves within five years of when they were initially disclosed as PUDs.

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

Preparation of Estimated Proved Reserves

Independent Petroleum Engineers

        Our estimated proved reserves at December 31, 2012 are based on a report dated February 25, 2013 prepared by DeGolyer and MacNaughton, our independent reserves engineers, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and current guidelines established by the SEC. DeGolyer and MacNaughton is a Delaware corporation with offices in Dallas, Houston, Calgary and Moscow. The firm's more than 140 professionals include engineers, geologists, geophysicists, petrophysicists and economists engaged in the appraisal of oil and gas properties, evaluation of hydrocarbon and other mineral prospects, basin evaluations, comprehensive field studies and equity studies related to the domestic and international energy industry. These services have been provided since 1936. DeGolyer and MacNaughton restricts its activities exclusively to consultation; it does not accept contingency fees, nor does it own operating interests in any oil, gas or mineral properties or securities or notes of clients. The firm subscribes to a code of professional conduct, and its employees actively support their related technical and professional societies. The firm is a Texas Registered Engineering Firm. The Senior Vice President at DeGolyer and MacNaughton primarily responsible for overseeing the preparation of the reserve estimates is a Registered Petroleum

Engineer in the State of Texas with more than 38 years of experience in oil and gas reservoir studies and reserve evaluations. He graduated with a Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1974, and he is a member of the International Society of Petroleum Engineers and the American Association of Petroleum Geologists.

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

Internal Controls Over Reserves Estimation Process

        We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserves engineers to ensure the integrity, accuracy and timelines of data furnished to our independent reserves engineers in their reserves estimation process. Our Vice President, Engineering and Exploitation, Shona F. Mackenzie, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Ms. Mackenzie has over 18 years of industry experience with positions of increasing responsibility in engineering and evaluations and holds both a Bachelor of Engineering degree and a Master of Engineering degree in petroleum engineering. Ms. Mackenzie reports directly to our Interim Chief Executive Officer, David M. Fitzpatrick.

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

Drilling Activities

        The following table summarizes the number of wells drilled during the years ended December 31, 2012, 2011 and 2010, excluding any wells drilled under farmout agreements, royalty interest ownership or any other wells in which we do not have a working interest.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development wells, completed as:
Productive	37.0	30.1	51.0	50.5	39.0	27.0
Non-productive(1)	—	—	—	—	—	—

Total development wells	37.0	30.1	51.0	50.5	39.0	27.0

Exploratory wells, completed as:
Productive	1.0	1.0	1.0	1.0	—	—
Non-productive(1)	—	—	1.0	1.0	—	—

Total exploratory wells	1.0	1.0	2.0	2.0	—	—

(1)
A non-productive well is a well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well; also known as a dry well (or dry hole). The non-productive well drilled in 2011 was a stratigraphic core well.

Oil and Gas Wells and Acreage

Productive Wells

        Productive wells consist of producing wells and wells capable of production, including shut-in wells. A well bore with multiple completions is counted as only one well. The following table summarizes our productive wells as of December 31, 2012.

	December 31, 2012
	Gross(1)	Net
Gas	331.0	208.3
Oil	377.0	314.0

Total	708.0	522.4

(1)
We owned interests in 88 gross wells containing multiple completions as of December 31, 2012.

Acreage

        The following table summarizes developed and undeveloped acreage in which we owned a working interest or held an exploration license as of December 31, 2012. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary, as well as acreage related to any options held by us to acquire additional leasehold interests. At December 31, 2012, approximately 1%,

5% and 6% of our net undeveloped acreage was held under leases that will expire in 2013, 2014 and 2015, respectively, if not extended by exploration or production activities.

	December 31, 2012
	Developed Acreage		Undeveloped Acreage
Location	Gross	Net	Gross	Net
Evi	19,400	14,591	69,720	67,424
Narraway/Ojay	47,748	26,419	131,567	93,910
Utica Shale	0	0	398,850	240,320
Liard Basin	0	0	53,788	52,995
Other	133,831	103,318	317,782	279,804

Total	200,979	144,328	971,707	734,453

Net Sales Volumes, Average Sales Prices and Production Costs

	Year Ended December 31,
	2012	2011	2010
Liquids:
Oil:
Average sales price (per bbl)	$81.96	$83.89	$69.88
Net sales volumes (Mbbls)	1,347	1,110	828
Natural gas liquids:
Average sales price (per bbl)	$54.08	$61.43	$53.65
Net sales volumes (Mbbls)	71	82	134
Total liquids:
Average sales price (per bbl)	$78.13	$82.34	$67.62
Net sales volumes (Mbbls)	1,418	1,192	962
Natural Gas:
Average sales price (per MMbtu)	$2.16	$3.42	$3.84
Net sales volumes (MMcf)	21,968	27,167	22,436
Total liquids and natural gas:
Average sales price (per Mcfe)	$5.31	$5.57	$5.36
Total net sales volumes (MMcfe)	30,476	34,319	28,208
Production costs (per Mcfe):
Lease operating expenses	$1.69	$1.13	$0.94
Production and property taxes	0.10	0.07	0.09
Transportation and processing costs	0.51	0.50	0.39

Total production costs	$2.30	$1.70	$1.42

        The following table sets forth the net sales volumes (MMcfe) attributable to fields that contain 15% or more of our total estimated proved reserves as of the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012		2011	2010
Narraway/Ojay	12,571		15,496	6,997
Wild River	—	(1)	7,179	9,792
Evi	6,941		5,162	2,920

(1)
We sold our interest in the Wild River field effective as of October 1, 2012.

Marketing and Delivery Commitments

        Our natural gas production is generally sold on a month-to-month basis in the spot market, priced in reference to published indices. Our oil production is generally sold under short-term contracts at prices based upon refinery postings and is typically sold at or near the wellhead. Our natural gas liquids production is typically sold under term agreements at gas processing facilities at prices based on the average of posted prices less pipeline tariffs and fractionation fees. We believe that the loss of one or more of our current oil, natural gas or natural gas liquids purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption. As of March 8, 2013, we have a delivery commitment of approximately 21,000 MMBtu of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer. All of our current natural gas production in Alberta and British Columbia is available to be used as source gas for this delivery commitment.

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

        We do not expect that any of these regulatory controls and restrictions will affect our operations in a manner significantly different than they would affect other oil and gas companies of similar size. All current legislation is a matter of public record, we are unable to predict what regulatory controls or restrictions may be enacted.

Royalties

General

        Each of the provinces and territories in which we operate has legislation and regulations governing royalties, land tenure, production rates and taxes, environmental protection and other matters under their respective jurisdictions. The royalty regime applicable in the provinces and territories in which we operate is a significant factor in the profitability of our production. Crown royalties payable in respect of production from Crown, or public, lands are determined by government regulation and are typically calculated as a percentage of the value of gross production. The value of production and the rate of royalties payable depend on prescribed reference prices, well productivity, geographical location, field discovery rate and the type of product produced.

        Royalties payable on production from privately-owned lands are determined by negotiations between us and the resource owners, although production from such lands is subject to certain provincial taxes and royalties. Any such royalties (or royalty-like interests) are carved out of the working interest owner's interest through non-public transactions and are often referred to as overriding royalties, gross overriding royalties, net profit interests or net carried interests.

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

        The NRF established new royalties for conventional oil, natural gas and bitumen that are linked to price and production levels and apply to both new and existing conventional oil and gas activities and oil sands projects. Under the ARF, the royalties payable for conventional oil and natural gas are derived using sliding rate formulae, which incorporate a market price component and a production volume component.

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

        In conjunction with the release of the new royalty curves for the ARF, the Alberta government also announced its Emerging Resources and Technology Initiative ("ERTI") intended to accelerate new technologies and encourage the development of unconventional resources. The ERTI will be will be reviewed in 2014 and the Government of Alberta has committed to providing the industry with three years' notice if it intends to discontinue the program.

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

  •
  The Deep Royalty Program and Deep Re-Entry Royalty Program provide royalty credits for qualifying deep vertical wells with a true vertical depth greater than 2,500 meters (8,202 feet) and horizontal wells with a true vertical depth greater than 1,900 meters (6,234 feet), which spud after August 31, 2009, and for deep re-entry wells with a true vertical depth greater than 2,300 meters (7,546 feet) and a re-entry date after December 31, 2003. The royalty credit is calculated according to the measured (drilled) depth of the qualifying well and associated drilling costs. The Government of British Columbia is expected to adjust this royalty structure in the second quarter of 2013.

  •
  The Deep Discovery Royalty Program provides for a three-year royalty holiday or 283,000,000 m3 (10,000 MMcf) of royalty-free gas production, whichever comes first, for qualifying deep discovery wells with a true vertical depth greater than 4,000 meters (13,123 feet) that have finished drilling after November 2003 and whose surface locations are at least 20 kilometers (12.4 miles) away from the surface location of any well in a recognized pool of the same formation. The well must not be part of a coalbed methane project.

  •
  The Coalbed Gas Royalty Program provides a royalty reduction for coalbed gas wells with average daily production less than 17,000 m3 (0.6 MMcf), as well as a royalty credit for coalbed gas wells equal to $50,000 for wells drilled on Crown land and a tax credit equal to $30,000 for coalbed gas wells drilled on freehold land.

  •
  The Marginal Royalty Program provides a royalty reduction for low productivity natural gas wells with an average daily natural gas production of under 25,000 m3/d (0.88 MMcf/d) during the first 12 months of production and an average daily production rate of less than 23 m3/d (0.80 Mcf/d) for every 1 meter (3.28 feet) of depth to the applicable zone.

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

  •
  The Infrastructure Royalty Credit Program provides royalty credits for up to 50% of the cost of certain approved road construction or pipeline infrastructure projects. In September 2012, the Ministry of Energy, Mines and Natural Gas approved $120 million in royalty deductions which will lead to the construction of 21 new infrastructure projects in British Columbia.

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

        The Government of Quebec, which had been expected to introduce new oil and gas legislation sometime in the spring of 2011, postponed the adoption of new rules for shale gas exploration and development pending completion of the SEA announced on March 8, 2011 and is not currently expected to act until after completion of further public hearings by BAPE announced on February 6, 2013. See "—Environmental Regulation" below.

        The Government of Quebec also announced on March 17, 2011, a proposal to introduce a new shale gas royalty regime that would come into effect once the SEA had been completed and the legal and regulatory framework had been adapted to its conclusions. The details of this proposal are summarized in "A Fair and Competitive Royalty System for Responsible Shale Gas Production," which was presented as part of the 2011-2012 budget proposal. The proposed royalty regime contemplated a progressive royalty rate, calculated on a per well basis, ranging from 5% to 35% for shale gas, with the applicable rate to be determined according to a formula based on the price of natural gas (with the price component expected to take into account market price, transportation cost, processing cost and other items, with terms and conditions still to be specified) and the well's productivity (with the production component expected to be based on average daily production volume for a given month). The proposal also suggested certain incentive programs. It is unclear whether the 2011 royalty proposal will be a feature of any legislative and regulatory initiatives undertaken by the current Government of Quebec concerning shale gas activities in that province.

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

        Lands in petroleum and natural gas license are earned by the drilling of a well. A lease is proven productive at the end of its five-year term by drilling, producing, mapping, being part of a unit agreement or by paying offset compensation. If a lease is proven productive, it will continue indefinitely beyond the initial term of the lease. The tenure only comes to an end when the holder can no longer prove his agreement is capable of producing oil or gas.

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

        Oil and natural gas can also be privately owned and rights to explore for and produce such oil and natural gas are granted by lease on such terms and conditions as may be negotiated.

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

        We believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards. While we believe that we are in substantial compliance with applicable environmental laws and regulations currently in effect and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance with respect to the effect on us of future legislative or regulatory initiatives or changes or that we will not be adversely affected in the future by new requirements, whether as a result of the direct or indirect costs of compliance or restrictions on the extent to which exploration and development may be allowed. Examples of such initiatives or changes and new requirements have occurred in Quebec, British Columbia and Alberta, with respect to shale gas exploration and development. In Quebec, the provincial government announced in March 2011 SEA of shale gas activities in the province during which hydraulic fracturing would be allowed only if required for SEA purposes, and in February 2013 an intention to bring in legislation that formally imposes a moratorium on shale gas exploration and exploitation pending the enactment of a new legislative framework for hydrocarbon activities following completion of the SEA and further public hearings. In June 2011, Quebec enacted legislation that revokes previously issued exploration licenses for the St. Lawrence River upstream of Anticosti Island and the islands therein. See "—Significant Properties—Shales" above. In British Columbia, the government introduced mandatory public disclosure of hydraulic fracturing fluid ingredients as of January 1, 2012 and established an online registry providing public access to information on fractured well locations and hydraulic fracturing fluid ingredients. In December 2012, the Energy Resources Conservation Board ("ERCB") also updated their provincial data filing requirements used in hydraulic fracturing operations to increase public disclosure of hydraulic fracturing fluid ingredients. We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the jurisdictions in which we operate. We employ an environmental, health and safety department whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance against the costs of cleanup operations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future.

Climate Change Regulation

Federal (Canada)

        Internationally, Canada is a signatory to the United Nations Framework Convention on Climate Change ("Framework Convention") and previously ratified the Kyoto Protocol established thereunder, which set legally binding targets to reduce nation-wide emissions of carbon dioxide, methane, nitrous oxide and other greenhouse gases ("GHGs"). The first commitment period under the Kyoto Protocol is the five-year period from 2008 to 2012. In December 2011, however, the Canadian federal government announced that it would not agree to a second commitment period under the Kyoto Protocol after 2012. The federal government instead endorsed the Durban Platform, a broad agreement reached among the 194 countries that are party to the United Nations Framework Convention on Climate Change during a conference held in Durban, South Africa in December 2011. The Durban Platform sets forth a process for negotiating a new climate change treaty that would create binding commitments for all major GHG emitters. The Canadian government expressed cautious optimism that agreement on a new treaty can be reached by 2015. The Durban Platform followed the Copenhagen Accord reached in December 2009 as the parties to the Kyoto Protocol met in Copenhagen, Denmark to negotiate a successor to the Kyoto Protocol. The Copenhagen Accord, which represents a broad political consensus and reinforces commitments to reducing GHG emissions but is not a legally binding international treaty. Canada has committed under the Copenhagen Accord to reduce its GHG emissions by 17% from 2005 levels by 2020, which is consistent with the commitment of the United States, but the target is not legally binding. The impact of Canada's withdrawal from the Kyoto Protocol on prior GHG emission reduction initiatives is uncertain.

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

British Columbia

        Pursuant to the Greenhouse Gas Reduction Targets Act, British Columbia has set a goal of reducing its GHG emissions to 33% below 2007 levels by 2020, with interim targets of 6% below 2007 levels by 2012 and 18% below 2007 levels by 2016. The provincial government is required under that legislation to report every second year on the amount of reductions achieved in the province. In June 2008, British Columbia released its Climate Action Plan, which outlines a number of strategies and initiatives to take British Columbia approximately 73% towards meeting the goal of reducing GHG emissions by 33% below 2007 levels by 2020. The province has also enacted framework legislation providing for a provincial cap and trade system and has imposed GHG emissions reporting requirements under the Greenhouse Gas Reduction (Cap and Trade) Act and the Reporting Regulation, which sets out reporting requirements for facilities emitting 10,000 tonnes or more of carbon dioxide equivalent emissions per year. Additionally, British Columbia has implemented a carbon tax on the purchase or use of fossil fuels within the province, starting at $10 per tonne of CO2e emissions from the combustion of each fuel commencing on July 1, 2008 and rising by $5 per year to $30 per tonne in 2012. Requirements that may be imposed in British Columbia may have adverse operational or financial consequences for our business.

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

Employees

        As of December 31, 2012, we had 69 employees. None of our employees is currently represented by a union for collective bargaining purposes. We consider our relations with our employees to be satisfactory. From time to time, we utilize the services of independent contractors to perform various field and other services.

Executive Officers of the Registrant

        The following information is provided with respect to our executive officers as of March 8, 2013.

Name	Age	Position(s)
David M. Fitzpatrick	54	Interim Chief Executive Officer and Director
Shane K. Abel	32	Vice President, Finance & Treasurer
Douglas W. Axani	42	Vice President, Exploration
Lyle H. Burke	55	Vice President, New Ventures & Technology
Mark E. Bush	53	Vice President, Operations
Charles R. Kraus	37	Vice President, General Counsel & Corporate Secretary
Shona F. Mackenzie	42	Vice President, Engineering & Exploitation

        Officers are elected by our Board of Directors and hold office at the pleasure of our Board of Directors until their successors are elected and qualified. The following biographies describe the business experience of our executive officers:

        David M. Fitzpatrick.    Mr. Fitzpatrick was appointed as our Interim Chief Executive Officer in February 2013, and has been a member of the Board of Directors since completion of the Company's initial public offering in June 2011. Mr. Fitzpatrick is an independent businessman and from 1996 to 2007, he served as President, Chief Executive Officer and Director of Shiningbank Energy Ltd. (acquired by PrimeWest Energy Trust), an oil and gas company. From June 2008 to September 2008, Mr. Fitzpatrick was a principal at Richardson Capital Ltd., the private equity division of Richardson Financial Group. Mr. Fitzpatrick serves as a director of Twin Butte Energy Ltd. (since July 2008) and Eagle Energy Trust (since November 2010). Prior directorships include Strike Petroleum Ltd., Pinecrest Energy Inc., PrimeWest Energy Trust, Enerchem International Inc. and Compton Petroleum Corporation. Mr. Fitzpatrick is a member of the Society of Petroleum Engineers, the Association of Professional Engineers, Geologists and Geophysicists of Alberta and has a Chartered Director designation.

        Shane K. Abel.    Mr. Abel was appointed as our Vice President, Finance & Treasurer in July 2011. From July 2003 to June 2011, Mr. Abel worked at BMO Capital Markets, a Canadian bank-owned full service investment dealer, where he most recently held the position of Vice President, Investment & Corporate Banking. Mr. Abel graduated with a Bachelor of Commerce degree in Honours Finance and Accounting from the University of Saskatchewan in 2003 and is a CFA Charterholder.

        Douglas W. Axani.    Mr. Axani was appointed as our Vice President, Exploration in March 2011. Mr. Axani served as Exploration Manager of LPR Canada since February 2009. From April 2008 to October 2008, Mr. Axani worked for Terralliance Technologies Canada Inc., an oil and gas exploration and development company, as Manager of Exploration, where he managed the Canadian operations within the Calgary office. Mr. Axani worked for Kereco Energy Ltd., an oil and gas exploration and development company, from February 2005 to January 2008, where he started as a senior exploration geologist and moved into the position of Manager of Exploration for the Northern Business District. Mr. Axani's responsibilities at Kereco Energy Ltd. included mapping and developing new prospects and selecting well locations to add to corporate production and reserves. Mr. Axani received a Bachelor of

Science degree in Geology from the University of Alberta in 1994. He is a Professional Geologist and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

        Lyle H. Burke.    Mr. Burke was appointed as our Vice President, New Ventures & Technology in November 2011. Mr. Burke has over 30 years of petroleum engineering experience and joined us from RPS Energy, an international petroleum consulting firm, where he worked from 2007 to 2011 and where he most recently held the position of Vice President, Consulting Services. Prior to joining RPS Energy's predecessor APA Petroleum Engineering in 1987, Mr. Burke held various engineering positions with Petro-Canada. Mr. Burke received a Bachelor of Science in Civil Engineering from the University of Calgary and is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Society of Petroleum Engineers.

        Mark E. Bush.    Mr. Bush was appointed as our Vice President, Operations in October 2011. Prior to joining us, Mr. Bush held various operational positions with Forest, most recently as Vice President of the Eastern Business Unit, a position he held since May 2007. Prior to joining Forest in 1997, Mr. Bush worked as an Operations Engineer for Sun Exploration and Production Company and its successor, Oryx Energy Company. Mr. Bush received a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines. He is a Registered Professional Engineer in the State of Texas and a 32 year member of the International Society of Petroleum Engineers.

        Charles R. Kraus.    Mr. Kraus was appointed as our Vice President, General Counsel & Corporate Secretary in September 2011. Mr. Kraus is a Canadian and U.S. qualified lawyer. From August 2005 to September 2011, Mr. Kraus was a lawyer in the Calgary office of Stikeman Elliott LLP, where he focused on cross-border public and private capital markets transactions, mergers and acquisitions and corporate governance. As a member of the Company's executive team, Mr. Kraus is responsible for several business functions, including Legal, Human Resources and Corporate Governance. Mr. Kraus received his law degree (J.D., magna cum laude) from Hamline University School of Law in St. Paul, Minnesota in 2001 and his undergraduate degree (B.A., departmental distinction) from Northwestern College in St. Paul, Minnesota in 1998. Mr. Kraus is admitted to the bars of Alberta, Washington and Minnesota.

        Shona F. Mackenzie.    Ms. Mackenzie was appointed as our Vice President, Engineering & Exploitation in March 2011. Ms. Mackenzie has served as Manager of Engineering and Exploitation of LPR Canada since October 2009. Prior to joining LPR Canada, Ms. Mackenzie served as the Reservoir Engineering Manager of RPS Group Plc, a petroleum engineering consultancy company, from February 2007 to October 2009, where she managed a team working in field development planning, field rehabilitation, reserves evaluation and reservoir simulation. From August 1999 to February 2007, Ms. Mackenzie worked for APA Petroleum Engineering Inc., a petroleum engineering consultancy company, as the Integrated Studies Manager, where she managed the construction and application of Integrated Field Models. Ms. Mackenzie received a Bachelor of Engineering degree in Offshore (Civil) Engineering from Heriot-Watt University in 1992 and a Master of Engineering degree in Petroleum Engineering from Heriot-Watt University in 1994. She is a certified Professional Engineer and a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

Offices

        As of December 31, 2012, we leased approximately 52,194 square feet of office space in Calgary, Alberta at 640-5th Avenue SW, where our principal offices are located. The lease for our Calgary office expires February 1, 2022. We also lease or own field offices in the areas in which we conduct our operations.

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

        AECO.    The Alberta natural gas trading price.

        bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or liquid hydrocarbons.

        bbls/d.    bbls per day.

        BBtu.    One billion British Thermal Units.

        BBtu/d.    BBtu per day.

        Bcf.    Billion cubic feet of natural gas.

        Bcfe.    Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

        boe.    bbl equivalents, calculated as six Mcf of gas equaling one bbl of oil.

        boe/d.    boe per day.

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

        Net production.    The working interest production less the amount of production attributable to royalty volumes.

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

        Working interest production.    The working interest share of production before the impact of royalty volumes.

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

        The markets for oil, natural gas and NGLs have been volatile historically, and we expect them to remain volatile in the future. Oil and natural gas spot prices reached at or near historical highs in July 2008. Prices have declined since that time and may continue to fluctuate widely in the future. In the second quarter of 2012, natural gas prices reached ten year lows. As of March 8, 2013, the spot price for natural gas was US$3.63 per MMBtu for NYMEX Henry Hub and $3.33 per MMBtu for AECO, and the spot price for crude oil was US$91.95 per barrel for NYMEX West Texas Intermediate and $86.44 per barrel for Edmonton Light. The prices we receive for our oil, natural gas and NGLs depend upon factors beyond our control, including, among others:

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

        These factors make it very difficult to predict future commodity price movements with any certainty. We sell the majority of our oil, natural gas and NGL production at current spot prices rather than through fixed-price contracts. However, we enter into, and we intend in the future to enter into, additional derivative instruments to reduce our exposure to fluctuations in oil, natural gas and NGL prices. See "—Our use of hedging transactions could result in financial losses or reduce our income." Further, oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other. Approximately 41% of our estimated proved reserves at December 31, 2012 were natural gas.

Natural gas prices have declined substantially in the last year and are expected to remain depressed for the foreseeable future. Approximately 72% of our 2012 production, on an MMcfe basis, was natural gas. Sustained depressed prices of natural gas will adversely affect our assets, development plans, results of operations and financial position, perhaps materially.

        Natural gas prices have declined from an average NYMEX Henry Hub price of $4.00 per MMBtu in 2011 to $2.75 per MMBtu in 2012. The reduction in prices has been caused by many factors, including recent increases in gas production from non-conventional (shale) reserves, warmer than normal weather and high levels of natural gas in storage. As of December 31, 2012, we had hedged approximately 100% of our expected natural gas production in 2013 using collar structures at prices that are in line with those currently prevailing. Because prices for natural gas have continued to remain depressed for lengthy periods, in 2012 we were required to write down the value of our oil and natural gas properties and revise our development plans which caused a 131 Bcfe decrease in proved undeveloped natural gas reserves. In addition, sustained low prices for natural gas will reduce the amounts we would otherwise have available to reinvest in or business, pay expenses, and service our indebtedness.

The continuing decline of natural gas prices, a future decline in oil prices and concern about the global financial markets could limit our ability to obtain funding in the capital and credit markets on terms we find acceptable, obtain additional or continued funding under our credit facility or obtain funding at all.

        During 2011 and 2012, we were able to access the debt and equity capital markets. However, the continuing decline of natural gas prices or a future decline in oil prices could significantly increase the cost of obtaining money in the capital and credit markets and limit our ability to access those markets as a source of funding in the future.

        Historically, we have used our cash flow from operations, borrowings under our bank credit facility and issuance of senior notes to fund our capital expenditures and acquisitions. The continuing decline of natural gas prices or a future decline in oil prices could ultimately decrease our net revenue and profitability. The recent natural gas price declines have negatively impacted our revenues and cash flows.

        These events affect our ability to access capital in a number of ways, which include the following:

  •
  Our ability to access new debt or credit markets on acceptable terms may be limited, and this condition may last for an unknown period of time.

  •
  Our bank credit facility limits the amounts we can borrow to a borrowing base amount, determined by the lenders in their sole discretion based on their valuation of our estimated proved reserves and their internal criteria.

  •
  Our bank credit facility limits our ratio of total debt to trailing 12-month Adjusted EBITDA to no more than 4.0 to 1.0.

  •
  We may be unable to obtain adequate funding under our bank credit facility because our lenders may simply be unwilling to meet their funding obligations.

  •
  The operating and financial restrictions and covenants in our bank credit facility limit (and any future financing agreements likely will limit) our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.

        Due to these factors, we cannot be certain that funding will be available, if needed and to the extent required, on acceptable terms. If funding is not available when needed, or if funding is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plans, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations, or financial condition. Moreover, if we are unable to obtain funding to make acquisitions of additional properties containing proved oil or natural gas reserves, our total level of estimated proved reserves may decline as a result of our production, and we may be limited in our ability to maintain our level of production and cash flow.

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

        We intend to rely on cash flow from operating activities, borrowings under our bank credit facility and proceeds from asset dispositions as our primary sources of liquidity. There can be no assurance that such sources will be sufficient to fund our exploration, development and acquisition activities. Our ability to access the private or public equity capital markets or complete asset sales to fund such activities is subject to certain limitations related to our spin-off from Forest. If our revenues and cash flows decrease in the future as a result of a decline in commodity prices or a reduction in production levels, however, and we are unable to obtain additional equity or debt financing in the private or public capital markets or access alternative sources of funds, we may be required to reduce the level of our capital expenditures and may lack the capital necessary to replace our reserves or maintain our production levels.

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

  •
  the value and performance of our debt and equity securities;

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

        Recent credit concerns and related turmoil in the global financial markets have had an impact on our business and our financial condition, and we may face additional challenges if economic and financial market conditions worsen. The weakened economic conditions also may adversely affect the collectability of our trade receivables. For example, our accounts receivable are primarily from purchasers of our oil, natural gas and NGL production and other exploration and production companies that own working interests in the properties that we operate. This industry concentration could adversely impact our overall credit risk because our customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices and other conditions. Further, a credit crisis and turmoil in the financial markets in the future could cause our commodity derivative instruments to be ineffective in the event a counterparty was unable to perform its obligations or sought bankruptcy protection.

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

        We have a significant amount of indebtedness. As of December 31, 2012, we had US$200 million of Senior Notes outstanding and $148 million outstanding under our bank credit facility, and we had unused commitments of approximately $125.0 million under our bank credit facility (after deducting $2.0 million of outstanding letters of credit). As of March 8, 2013, we had US$200 million of Senior Notes outstanding and $151 million outstanding under our bank credit facility, and we had unused commitments of approximately $122.0 million under our bank credit facility (after deducting $2.0 million of outstanding letters of credit).

        Subject to the limits contained in the indenture governing the US$200 million aggregate principal amount of 10.375% senior notes due 2017 (the "Senior Notes") and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

  •
  pay dividends on, redeem or repurchase our common stock or redeem or repurchase our subordinated debt;

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

  •
  engage in certain business activities.

        In addition, the credit agreement governing our bank credit facility provides that we will not permit our ratio of total debt outstanding to Adjusted EBITDA (as adjusted for divestitures with a transaction value in excess of US$25 million) for a trailing 12-month period to be greater than 4.00 to 1.00. At December 31, 2012, this ratio was 3.8 to 1.0.

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

        To reduce our exposure to fluctuations in oil, natural gas and NGL prices, we enter into additional derivative instruments (or hedging agreements) for a portion of our oil, natural gas and NGL production. Over-the-counter derivatives have been the subject of recent legislative and regulatory initiatives. On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the "CFTC"), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012, although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of "swap", "security-based swap", "swap dealer" and "major swap participant." The Dodd-Frank Act and CFTC Rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. In Canada, securities regulatory authorities have since November 2010 published a series of consultation papers on over-the-counter derivatives regulation, which present high-level proposals and recommendations on derivatives market regulation that are similar, in certain respects, to matters provided for under the Dodd-Frank Act.

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

        The risk that we will be required to write-down the carrying value of our oil and gas properties, our unproved properties or goodwill increases when oil, natural gas and NGL prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or our unproved property values, or if estimated future development costs increase. For example, we recorded non-cash ceiling test write-downs of approximately $128.8 million in the second quarter of 2012, and $142.9 million in the third quarter of 2012. These write-downs were reflected as a charge to net earnings. Additional ceiling test write-downs may be required if oil, natural gas and NGL prices decline further or the current decline in natural gas prices continues, unproved property values decrease, estimated proved reserve volumes are revised downward or costs incurred in exploration, development or acquisition activities exceed the discounted future net cash flows from the additional reserves, if any.

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

        Our management has identified and scheduled drilling locations as an estimate of our future multi-year drilling activities on our existing acreage. As of December 31, 2012, we had 147 gross (134 net) drilling locations with proved undeveloped reserves attributed to them. All of our drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations is subject to a number of uncertainties, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGL prices, costs and drilling results. Because of these uncertainties, we do not know if the drilling locations we have identified will ever be drilled or if we will be able to produce oil, natural gas or NGLs from these or any other potential drilling locations. Pursuant to existing SEC rules and guidance, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. These rules and guidance may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program.

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

        Unless production is established within the spacing units covering the undeveloped acres on which some of our drilling locations are identified, the leases for such acreage may expire. As of December 31, 2012, approximately 1%, 5% and 6% of our net undeveloped acreage was held under leases that will expire in 2013, 2014 and 2015, respectively, if not extended by exploration or production activities.

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

        Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of fluid, sand and chemicals under pressure into a hydrocarbon-bearing geological formation to fracture the surrounding rock and stimulate production. Some concern has been expressed over the potential environmental impact of hydraulic fracturing operations, including with respect to the qualitative and quantitative effect on water resources, as large quantities of water are used and injected fluids either remain underground or flow back to the surface to be collected, treated and disposed of. Governmental and regulatory authorities in certain jurisdictions have announced initiatives in response to such concerns. In Quebec, the provincial government, acting upon recommendations of BAPE, which had been requested to review environmental and health and safety issues concerning the development of the shale gas industry in Quebec in connection with the government's consideration of a new oil and gas regulatory regime for the province, announced in March 2011 a SEA of shale gas activities in the province during which hydraulic fracturing would only be allowed if required for SEA purposes, and in February 2013, an intention to bring in legislation that formally imposes a moratorium on shale gas exploration and exploitation pending the enactment of a new legislative framework for hydrocarbon activities following completion of the SEA and further public hearings by BAPE. On June 13, 2011, Quebec enacted legislation that prohibits oil and gas activities in the St. Lawrence River upstream of Anticosti Island and on the islands situated in that part of the river and revokes, without compensation, oil and gas rights previously issued for that area. We held exploration licenses to 33,460 net acres of undeveloped lands under the St. Lawrence River that were revoked by this legislation. On November 8, 2012, we filed a Notice of Intent to Submit a Claim to Arbitration under the North American Free Trade Agreement against the Government of Canada in response to the expropriation without compensation effected by Province of Quebec through Bill 18. No reserves are attributed to our Quebec properties. In British Columbia, public disclosure of hydraulic fracturing fluid ingredients became mandatory as of January 1, 2012, and the provincial government established an online registry providing public access to information on fractured well locations and hydraulic fracturing fluid ingredients. In December 2012, the ERCB also updated their provincial data filing requirements used in hydraulic fracturing operations to increase public disclosure of hydraulic fracturing fluid ingredients, See Part I, "Item 1. Business—Significant Properties—Shales" and "Item 1. Business—Environmental Regulation."

        Regulatory initiatives relating to hydraulic fracturing have also commenced or been announced in the United States, where some states have adopted or are considering the adoption of regulations that could restrict hydraulic fracturing in certain circumstances, impose new permitting burdens on hydraulic fracturing activities and require disclosure of chemicals used in the fracturing process. The U.S. Environmental Protection Agency (the "EPA") has commenced a comprehensive study of the potential environmental impacts of hydraulic fracturing practices, and the agency has indicated that it expects to issue its study report in late 2014. The EPA study and report may provide a basis for seeking to regulate hydraulic fracturing at the federal level. If new laws or regulatory requirements that prohibit or otherwise significantly restrict hydraulic fracturing are adopted in any jurisdiction in which we operate, whether as a consequence of environmental concerns or otherwise, it may become more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, additional permitting, disclosure or other regulatory obligations may make it more difficult for us to complete oil and natural gas wells and cause permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil, natural gas and NGLs that we are ultimately able to produce from our reserves.

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

Resolution of litigation could materially affect our financial position and results of operations.

        We have been named as a defendant in certain lawsuits. See Item 3. "Legal Proceedings." In some of these suits, our liability for potential loss upon resolution may be mitigated by insurance coverage. To the extent that potential exposure to liability is not covered by insurance or insurance coverage is inadequate, we could incur losses that could be material to our financial position or results of operations in future periods.

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

        As a result of the Distribution, Forest has no remaining ownership interest in us; however, the Chairman of our Board of Directors is also the President & Chief Executive Officer and a director of Forest. As a result, Forest may gain the benefit of corporate opportunities that are presented to this director.

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

Item 3.    Legal Proceedings.

Securities Class Action

        The Company is a defendant in a consolidated putative class action lawsuit captioned In re Lone Pine Resources, Inc., No. 12-cv-4839-GBD (SDNY) that is pending in the United States District Court for the Southern District of New York. This lawsuit names as defendants the Company, certain of the Company's current and former directors and officers (the "Individual Defendants"), certain underwriters (the "Underwriter Defendants") of the Company's IPO in May 2011 and Forest. It alleges that the Company's registration statement and prospectus issued in connection with the IPO contained untrue statements of material fact or omitted to state material facts relating to the rupture of a third-party oil sales pipeline in Northern Alberta in April 2011. The complaint claims that that the alleged misstatements or omissions violated Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and that the Company, the Individual Defendants and the Underwriter Defendants are liable for such violations. The complaint further alleges that the Underwriter Defendants offered and sold the Company's securities in violation of Section 12(a)(2) of the Securities Act, and the putative class members seek rescission of the securities purchased in the IPO that they continue to own and rescissionary damages for securities that they have sold. Finally, the complaint asserts a claim against Forest under Section 15 of the Securities Act, alleging that Forest was a "control person" of the Company at the time of the IPO. The Company has existing obligations to indemnify the Individual Defendants, the Underwriter Defendants and Forest in connection with the lawsuit. The Company believes that the claims are without merit and, in accordance with a schedule established by the court, intends to file a motion to dismiss the complaint in its entirety on March 22, 2013. The court's schedule calls for all briefing to be completed by June 25, 2013, after which the court will decide the motion. During the pendency of the motion, all discovery in the lawsuit is stayed.

NAFTA Arbitration

        On November 8, 2012, Lone Pine filed a Notice of Intent to Submit a Claim to Arbitration (the "Notice of Intent") under the North American Free Trade Agreement ("NAFTA") relating to the expropriation without compensation by the Government of Quebec of certain of the Company's oil and gas mining rights in the Saint Lawrence Valley in Quebec. Lone Pine holds numerous exploration permits in the Saint Lawrence Valley issued by the Quebec Ministry of Natural Resources and Wildlife. On June 13, 2011, the National Assembly of Quebec adopted Bill 18, An act to limit oil and gas activities, which suspended all oil and gas exploration activities beneath the Saint Lawrence River upstream of the Anticosti Islands and on the islands situated in that part of the river, and revoked all previously issued mining rights under that stretch of the Saint Lawrence River, including an exploration permit covering 33,460 acres previously held by Lone Pine.

        Although there is no guarantee regarding the outcome and receipt of fair compensation pursuant to the claim, we believe that the expropriation of our exploration permit pursuant to Bill 18 was a violation of NAFTA by the Government of Quebec, for which the Government of Canada is responsible, and that Lone Pine (a Delaware corporation) is entitled to full compensation for the expropriation. The Notice of Intent asserts that the expropriation was arbitrary, capricious and without justification, and we are seeking in excess of $250 million in compensation for the expropriated rights

(based on development plans), plus additional costs and further relief as the Arbitral Tribunal may deem just and appropriate. We have asserted in the Notice of Intent that the expropriation breaches Canada's NAFTA obligations on a number of grounds, including among other things: (i) the criteria for expropriation are not met in Bill 18; (ii) Bill 18 expressly prohibits the payment of compensation for the expropriation; and (iii) Bill 18 violates Canada's obligation to afford the investments of NAFTA investors fair and equitable treatment and full protection and security.

        Lone Pine has filed the Notice of Intent as part of the dispute resolution mechanism available under NAFTA and intends to submit the claim to arbitration at the appropriate time pursuant to the relevant NAFTA provisions. Although we believe that the Government of Canada will be required to compensate us for the fair market value of the expropriated permit, we have not recognized any asset for such claim in our consolidated financial statements.

Commercial Litigation

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

        The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE:

	High		Low
2011
Second Quarter(1)	US$	13.09	US$	10.15
Third Quarter	US$	12.30	US$	6.58
Fourth Quarter	US$	8.21	US$	5.38
2012
First Quarter	US$	7.80	US$	6.37
Second Quarter	US$	6.63	US$	2.25
Third Quarter	US$	2.78	US$	1.09
Fourth Quarter	US$	1.82	US$	0.91
2013
First Quarter (through and including March 8, 2013)	US$	1.45	US$	0.93

(1)
Represents the period from May 26, 2011, the date on which our common stock began trading on the NYSE, through June 30, 2011.

        The following table sets forth the range of high and low sales prices of our common stock as reported by the TSX:

	High	Low
2011
Second Quarter(1)	$12.68	$10.25
Third Quarter	$11.58	$6.95
Fourth Quarter	$8.23	$5.74
2012
First Quarter	$7.73	$6.45
Second Quarter	$6.49	$2.35
Third Quarter	$2.92	$1.10
Fourth Quarter	$1.78	$0.88
2013
First Quarter (through and including March 8, 2013)	$1.46	$0.97

(1)
Represents the period from May 26, 2011, the date on which our common stock began trading on the TSX, through June 30, 2011.

        On March 8, 2013, the last sale price of our common stock, as reported on the NYSE and the TSX, was US$1.07 per share and $1.09 per share, respectively.

Holders

        The number of stockholders of record of our common stock was approximately 512 on March 8, 2013.

Dividends

        We have not paid any cash dividends on our common stock since our IPO. The future payment of cash dividends, if any, on our common stock is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our future earnings for use in the operation and expansion of our business. Additionally, our bank credit facility and the indenture governing the Senior Notes restrict our ability to pay dividends. For information regarding restrictions on our payment of dividends, see note 8 to our consolidated financial statements.

Equity Compensation Plans

        See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information regarding our equity compensation plans as of December 31, 2012.

Unregistered Sales of Equity Securities and Use of Proceeds

        The information required by this item is included in our Current Report on Form 8-K filed on February 15, 2012. See also note 8 of the consolidated financial statements included in this Form 10-K.

Repurchase of Equity Securities

        Neither we nor any "affiliated purchaser" repurchased any of our equity securities in the year ended December 31, 2012.

Stock Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended ("Exchange Act"), except to the extent that we specifically request that such information be treated as "soliciting material" or specifically incorporate such information by reference into such a filing.

        The performance graph shown below compares the cumulative total return to Lone Pine Resources Inc.'s common stockholders as compared to the cumulative total returns on the Standard and Poor's 500 Index ("S&P 500") and the Standard and Poor's 500 Oil & Gas Exploration & Production Index ("S&P 500 O&G E&P") since the time of our IPO. The comparison was prepared based upon the following assumptions:

  •
  $100 was invested in our common stock and invested in the S&P 500 and the S&P 500 O&G E&P on May 26, 2011 at the closing prices on such date; and

  •
  Dividends are reinvested.

Item 6.    Selected Financial Data.

        The following table sets forth selected financial data of Lone Pine as of and for each of the years in the five-year period ended December 31, 2012.

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

        Our consolidated financial statements as of and for each of the years in the three-year period ended December 31, 2010 were reported using the U.S. dollar. Effective October 1, 2011, Lone Pine changed its reporting currency to the Canadian dollar. With the change in reporting currency, all comparative financial information has been recast from U.S. dollars to Canadian dollars to reflect our consolidated financial statements as if they had been historically reported in Canadian dollars. The consolidated U.S. dollar balance sheet information was translated into the Canadian dollar reporting currency by translating assets and liabilities at the end-of-period exchange rate and translating equity balances at historical exchange rates. The consolidated statement of operations information was translated into Canadian dollars using the weighted average exchange rate for the period. The resulting foreign currency translation adjustment is reported as a component of other comprehensive income and accumulated other comprehensive income.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands of Canadian dollars, except per share data)
Statement of operations data:
Revenues	$161,757	$191,200	$151,208	$127,209	$263,484
Net earnings (loss)	(274,535)	34,803	32,825	(177,746)	48,877
Earnings (loss) per share	(3.23)	0.44	0.47	(2.54)	0.70
Balance sheet data (at period end):
Total assets	622,803	992,301	711,351	541,919	885,378
Long-term debt(1)	340,310	331,000	—	—	115,000
Capital lease obligations	5,738	6,894	—	—	—
Amounts due to Forest(2)	—	252	287,669	164,714	129,187

(1)
Represents amounts due under long-term financing arrangements.

(2)
Includes our note payable to Forest, intercompany advances due to Forest and accrued interest payable to Forest.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2012 consolidated financial statements and the related notes contained elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 ("Form 10-K"). All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward-looking statements, as described in more detail under "Cautionary Note Regarding Forward-Looking Statements" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). Our actual results may differ materially as a result of a number of risks and uncertainties. See Part I, "Item 1A. Risk Factors" in our Form 10-K for additional information regarding known material risks.

        In this MD&A, unless otherwise indicated or the context otherwise requires, references to "we," "us," "our" or "Lone Pine" when used in reference to periods prior to June 1, 2011 refer to Lone Pine Resources Canada Ltd. ("LPR Canada") and its consolidated subsidiary, and when used in reference to periods after June 1, 2011, refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including LPR Canada. Unless the context otherwise requires, references in this Form 10-K to "LPR Canada" or "our predecessor" refer to LPR Canada, formerly Canadian Forest Oil Ltd., an Alberta corporation and a wholly owned subsidiary of Lone Pine Resources Inc., which was the predecessor of Lone Pine Resources Inc., and its consolidated subsidiary.

        Unless the context otherwise requires, all operating data presented in this MD&A on a per unit basis is calculated based on net sales volumes, all references to "dollars," "$" or "Cdn$" are to Canadian dollars, and all references to "U.S. dollars" or "US$" are to United States dollars.

Overview

        We are an independent oil and gas exploration, development and production company with operations in Canada. Our reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec, and the Northwest Territories. We were incorporated under the laws of the State of Delaware on September 30, 2010, and prior to our initial public offering ("IPO") on June 1, 2011, we were a wholly owned subsidiary of Forest Oil Corporation

("Forest"). Our predecessor, LPR Canada, was acquired by Forest in 1996 and transferred to us prior to completion of our IPO. On September 30, 2011, Forest distributed all of the outstanding shares of our common stock that it owned to its shareholders. As a result of the Distribution, Forest had no remaining ownership interest in us.

        DeGolyer and MacNaughton, our independent reserves engineers, estimated 100% of our proved reserves to be approximately 188 billion cubic feet equivalent ("Bcfe") as of December 31, 2012, of which approximately 59% was oil and natural gas liquids ("NGLs") , approximately 41% was natural gas and approximately 63% was classified as proved developed reserves. As of December 31, 2012, we had approximately 147 gross (134 net) proved undeveloped drilling locations and approximately 1.2 million gross (0.9 million net) acres of land (approximately 84% of which was undeveloped).

        Our business strategy is to increase stockholder value by efficiently increasing production, reserves and cash flow by applying horizontal drilling and new completion technologies to our large hydrocarbon in place reservoirs and our diversified undeveloped acreage positions. We intend to execute this strategy while managing our debt levels relative to our estimated proved reserves and cash flow. In the current depressed natural gas price environment, our near term strategy has been focused on the following:

  •
  Advancement of our Evi Slave Point Formation Light Oil Play. We continue to focus on the development of our Evi asset through both primary horizontal drilling and future secondary recovery through the application of waterflood schemes. In 2012, we drilled a total of 28 net wells in the Evi area and greatly advanced our operated vertical waterflood pilot. Since 2006, we have drilled a total of 103 wells in the Evi area and continue to be among the most active drillers in the area.

  •
  Maintain financial flexibility. As of December 31, 2012, we had a borrowing base of $275 million under our $500 million bank credit facility, of which $148 million was outstanding. We have historically funded growth through cash flow from operations, debt and equity security issuances, and divestments of non-core assets. We actively manage our exposure to commodity price fluctuations by hedging meaningful portions of our expected production through the use of derivatives, including fixed price swaps, swaptions and collars. The level of our hedging activity and the duration of the instruments employed depend upon our view of market conditions, available hedge prices and our operating strategy.

  •
  Retaining long-term optionality of our core natural gas assets. We maintain substantial natural gas properties with tremendous identified resource potential, particularly in the Narraway/Ojay areas of Alberta and British Columbia and in our shale plays in the Utica Shale formation in Quebec and in the Liard Basin in the Northwest Territories. At this time, we plan to retain these assets, which provide us with the option for further development in these regions when natural gas prices improve. Although we have not committed a material amount of capital to our natural gas assets since the fourth quarter of 2011, the Narraway/Ojay assets produced approximately 30 MMcf/d of natural gas in the fourth quarter of 2012 and generate free cash flow for the business.

  •
  Pursuing selective divestitures of non-core assets to increase margins, operational focus and liquidity. In 2012, we completed the sale of $101 million of non-core properties aimed at simplifying our portfolio of assets and generating cash proceeds for deleveraging purposes. In 2013, we will continue to pursue selected non-core dispositions to further our focus and generate additional liquidity to be used on capital expenditures at our core properties.

Financial and Operating Performance

        Our financial and operating performance for 2012 included the following highlights.

  •
  Our average daily oil and natural gas liquids net sales volumes for the year ended December 31, 2012 increased to 3,874 barrels per day ("bbl/d") from 3,266 bbl/d in 2011, which increased our average net liquids percentage from 21% in 2011 to 28% in 2012.

  •
  We drilled a total of 32 gross (27.7 net) horizontal light oil wells at Evi.

  •
  Invested $162.8 million on capital expenditures including $10.3 million on New Ventures activity.

  •
  In February 2012, we completed a private placement of US$200 million aggregate principal amount of 10.375% senior notes due 2017 (the "Senior Notes"). The net proceeds of $192 million were used to partially repay borrowings outstanding under our bank credit facility.

  •
  In the third and fourth quarters of 2012, we completed the disposition of non-core natural gas weighted assets for cash proceeds after closing adjustments of approximately $97.5 million, as part of our previously announced asset portfolio review process.

How We Evaluate Our Operations

        We use a variety of financial and operational measures to assess our performance, including:

  •
  volumes of oil, natural gas and NGLs produced and sold;

  •
  realized commodity prices;

  •
  production costs; and

  •
  net earnings (loss) before interest, income taxes, depreciation, depletion and amortization ("DD&A") and other non-cash items ("Adjusted EBITDA").

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

  •
  the royalty percentage that is levied on our sales volumes by Canadian provinces; and

  •
  the amount of production volumes associated with oil and natural gas properties we may acquire or divest from time to time.

Realized Commodity Prices

        We market our production to a variety of purchasers based on regional pricing, and the prices that we receive are determined by various factors but are primarily driven by global and regional supply and demand fundamentals. New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") futures prices are widely-used benchmarks in the pricing of oil and NGLs, and NYMEX Henry Hub and AECO futures prices are used as benchmarks in the pricing of natural gas. The prices realized for each of our products compared to the NYMEX and AECO benchmark prices, or differential, will depend on various factors, which are discussed by product below.

  Oil Differentials

        The primary factors influencing our oil differential to the NYMEX WTI price are (1) the quality of our oil and (2) the proximity of our oil production to major consuming and refining markets. Among other things, there are two characteristics that determine the quality of our oil: (1) the oil's American Petroleum Institute ("API") gravity and (2) the oil's sulfur content by weight. In general, lighter oil (with higher API gravity) sells at a higher price than heavier oil, because lighter oil produces a larger number of lighter liquid products, such as gasoline, that have a higher resale value. On average, the oil that we produce is approximately 39 degrees API. Oil with low sulfur content, or "sweet" crude oil, such as the oil we produce at Evi, is less expensive to refine and, as a result, normally sells at a higher price than high sulfur-content oil, or "sour" crude oil. The proximity of our oil production to major consuming and refining markets also impacts our oil differentials. Oil that is produced close to major consuming and/or refining markets, such as Edmonton or Hardisty in Alberta, is in higher demand than oil that is produced farther from these markets and, consequently, realizes a higher price due to the implied costs that must be incurred by the buyer of the oil at or near the wellhead to transport the oil to the consuming and refining markets.

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

        As of March 8, 2013, we had a delivery commitment of approximately 21,000 million British Thermal Units per day ("MMBtu/d") of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer. Accordingly, when the NYMEX Henry Hub price trades above US$6.50 per MMBtu, our reported differentials will widen. Conversely, the contract guarantees a floor price of US$1.00 per MMBtu after deducting US$1.49 per MMBtu from the NYMEX Henry Hub price and our reported differential would narrow in this case.

  NGL Realizations

        NGL realizations, which are generally evaluated as a percentage of the NYMEX WTI price, are primarily driven by the relative composition of liquids. NGLs are primarily composed of four marketable components, which, ordered from lightest to heaviest, are: (1) ethane, (2) propane, (3) butanes and (4) pentanes. The heavier liquid components normally realize higher prices than the lighter components.

Production Costs

        In evaluating our operations, we frequently monitor and assess our production expenses on a per unit of production basis, per thousand cubic feet equivalent, or "per Mcfe". This measure allows us to better evaluate our operating efficiency as production levels change.

        Production costs are the costs incurred in the operation of producing our oil, natural gas and NGLs and primarily comprise lease operating expenses, production and property taxes, and transportation and processing costs. In general, lease operating expenses, which include the cost of workovers and the trucking of emulsion to batteries, represent the components of production costs over which we have management control, while production and property taxes are primarily driven by the assessed valuation of our property and equipment by the taxing authorities. Transportation and processing costs comprise pipeline transportation costs (primarily incurred to deliver natural gas to consuming regions in order to achieve a higher sales price) and processing costs, which include the cost of separating NGLs from the natural gas stream and compressing the residual natural gas to a pressure adequate to meet pipeline requirements.

        Certain components of lease operating expenses are also impacted by energy and field services costs. For example, we incur power costs in connection with various production-related activities, such as pumping to recover oil and natural gas, and we purchase products, such as methanol, to prevent the freezing of gas lines. Although these costs are highly correlated with production volumes, they are also influenced by commodity prices. Certain items, however, such as direct labor and materials and supplies, generally remain fixed across broad sales volume ranges, but can fluctuate depending on activities performed during a specific period. For instance, repairs to our pumping equipment or surface facilities result in increased expenses in the periods they are performed.

Adjusted EBITDA

        We also evaluate our performance using a non-generally accepted accounting principles ("non-GAAP") measure, Adjusted EBITDA, which is calculated as net earnings (loss) before interest expense, income tax expense (recovery), DD&A expense, impairment of goodwill, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations ("ARO"), unrealized losses (gains) on derivative instruments and foreign currency exchange (gains) losses. Adjusted EBITDA also excludes the stock-settled portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our fundamental core performance. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A expense on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses, and therefore its utility as a measure of our performance has material limitations. As a result of these limitations, our management does not view Adjusted EBITDA in isolation and uses other measurements, such as net earnings (loss) and revenues, to measure performance. In the first quarter of 2012, we revised the calculation of Adjusted EBITDA to exclude the amortization of deferred costs. Adjusted EBITDA for 2011 and 2010 has been restated to be consistent with the presentation used in 2012.

        For a reconciliation of this non-GAAP measure to its most directly comparable GAAP measure, see "—Reconciliation of Non-GAAP Measure", which reconciles net earnings (loss) to Adjusted EBITDA.

Results of Operations

        Selected financial results for the years ended December 31, 2012, 2011 and 2010 are as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except volumes and per unit data)
Oil and natural gas revenues	$161,703	$191,170	$151,184
Net sales volumes (MMcfe)(1)	30,476	34,319	28,208
Realized equivalent sales price (per Mcfe)	$5.31	$5.57	$5.36
Net earnings (loss)	$(274,535)	$34,803	$32,825
Adjusted EBITDA(2)	$105,973	$127,152	$100,886

(1)
"Net sales volumes" represents our working interest sales volumes less the volumes attributable to royalties.

(2)
Adjusted EBITDA is a non-GAAP measure. See "—Reconciliation of Non-GAAP Measure" for a reconciliation of net earnings (loss) to Adjusted EBITDA. This non-GAAP measure is reconciled to its most directly comparable measure calculated and presented in accordance with GAAP.

        We recorded a net loss of $274.5 million for the year ended December 31, 2012 compared to net earnings of $34.8 million for the year ended December 31, 2011. The net loss was primarily due to ceiling test write-downs of oil and natural gas properties in the second and third quarters of 2012 which were primarily caused by the reduction in the 12-month average trailing natural gas price. Other factors that contributed to our net loss included higher interest expense, which was associated with the Senior Notes issued in February 2012, higher DD&A expense due to higher per-unit DD&A rates in 2012, as well as lower revenues primarily due to lower natural gas prices. Adjusted EBITDA decreased $21.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to the decrease in natural gas revenues as well as higher production expenses, due in part to our strategy of increasing liquids production, and higher general and administrative expenses, primarily as a result of our transition to being a public company. These decreases were partially offset by an increase in our realized gains on derivatives.

        Net earnings were $34.8 million for the year ended December 31, 2011 compared to $32.8 million for the year ended December 31, 2010. The increase was primarily due to increases in oil and natural gas revenues primarily due to higher production volumes as well as higher oil prices, and an increase in gains on derivative instruments as a result of prices in our commodity derivatives being higher than benchmark prices. The increases were partially offset by higher production expense as a result of an increase in production volumes and workovers, as well as increased costs for maintenance, water hauling, utilities and chemicals. Other expenses that were higher in 2011 included DD&A expense, due to higher DD&A per-unit rates, and higher income tax expense due to higher earnings before income taxes. In addition, net earnings were impacted by higher general and administrative costs related to the costs of being a public company as well as incremental costs for our IPO and the Distribution. Adjusted EBITDA increased $26.3 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, due to the increase in oil and natural gas revenues, partially offset by the higher production expense.

        A discussion of the components of the changes in our results of operations follows.

Oil and Natural Gas Volumes and Revenues

        The table below presents our sales volumes by product for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Working interest sales volumes(1):
Oil (Mbbls)	1,487	1,252	957
NGLs (Mbbls)	100	115	185
Natural gas (MMcf)	22,044	28,634	23,961
Total equivalent (MMcfe)	31,566	36,836	30,813
Total equivalent daily sales volumes (MMcfe/d)	86.2	100.9	84.4
Total equivalent daily sales volumes (boe/d)	14,374	16,820	14,070
Average liquids weighting	30%	22%	22%
Net sales volumes(2):
Oil (Mbbls)	1,347	1,110	828
NGLs (Mbbls)	71	82	134
Natural gas (MMcf)	21,968	27,167	22,436
Total equivalent (MMcfe)	30,476	34,319	28,208
Total equivalent daily sales volumes (MMcfe/d)	83.3	94.0	77.3
Total equivalent daily sales volumes (boe/d)	13,878	15,667	12,883
Average liquids weighting	28%	21%	20%
Royalties (percentage of working interest sales volumes)	3.5%	6.8%	8.5%

(1)
"Working interest sales volumes" represents our share of sales volumes before the impact of royalties.

(2)
"Net sales volumes" represents our working interest sales volumes less the volumes attributable to royalties.

        Net sales volumes for the year ended December 31, 2012 decreased 11% to 83.3 MMcfe/d from 94.0 MMcfe/d in 2011. However, crude oil net sales volumes for the year ended December 31, 2012 increased 21% to 1,347 Mbbls (3,680 bbls/d) from 1,110 Mbbls (3,041 bbls/d) in 2011. The increase was primarily due to the advancement of our light oil development at Evi. Consistent with our strategy of focusing on light oil development in order to drive higher liquids production, we also increased our average net liquids weighting to 28% during the year ended December 31, 2012 from 21% during the year ended December 31, 2011. Our natural gas production decreased by 19% in the year ended December 31, 2012 when compared to the same period in 2011, as we have suspended new investment in natural gas drilling activities since October 2011 in response to the outlook for low natural gas prices. We expect this decrease in natural gas production to continue while we focus our capital program on light oil development.

        Net sales volumes for the year ended December 31, 2011 were 94.0 MMcfe/d compared to 77.3 MMcfe/d in 2010. Excluding the volumes relating to properties sold in 2009 and 2010, the increase would have been 24% for the year ended December 31, 2011. The increases were primarily due to new drilling activity in our Evi and Narraway/Ojay fields, as well as the acquisition of additional Narraway/Ojay producing properties in April 2011, partially offset by natural declines in other areas.

        The table below presents our revenues, various benchmark prices, as well as the prices that we received per unit for each of our products for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Revenues (in thousands):
Oil	110,403	93,112	57,863
Natural gas	47,460	93,020	86,132
NGLs	3,840	5,038	7,189
Total	161,703	191,170	151,184
Average prices per unit:
NYMEX WTI (US$ per bbl)	94.15	95.12	79.61
NYMEX WTI ($ per bbl)	94.11	94.01	81.99
Edmonton Par ($ per bbl)	86.29	95.04	77.55
Average oil sales price ($ per bbl)	81.96	83.89	69.88
Differential to NYMEX WTI ($ per bbl)	12.15	10.12	12.11
Differential to Edmonton Par ($ per bbl)	4.33	11.15	7.67
NYMEX Henry Hub (US$ per MMBtu)	2.79	4.04	4.39
NYMEX Henry Hub ($ per MMBtu)	2.79	3.99	4.52
AECO ($ per MMBtu)	2.40	3.67	4.13
Average natural gas sales price ($ per MMBtu)	2.16	3.42	3.84
Differential to NYMEX Henry Hub ($ per MMBtu)	0.63	0.57	0.68
Differential (premium) to AECO ($ per MMBtu)	0.24	0.25	0.29
Average NGL sales price ($ per bbl)	54.08	61.43	53.65
Percentage of NYMEX WTI	57%	65%	65%
Total equivalent realized sales price ($ per Mcfe)	5.31	5.57	5.36
Total equivalent realized sales price ($ per boe)	31.84	33.42	32.16

        Oil and natural gas revenues were $161.7 million and $191.2 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily due to lower natural gas revenues as a result of lower benchmark natural gas prices, which have remained significantly lower throughout 2012 compared to 2011. The lower benchmark prices reduced our average realized natural gas price by 37% in 2012. Natural gas revenues were also lower in 2012 due to a decrease in natural gas volumes of 19% from the previous year, primarily due to natural declines. Our crude oil revenues increased 19% in 2012 compared to 2011 due to higher crude oil volumes, partially offset by slightly lower realized prices. Although the benchmark Edmonton Par crude oil price was 9% lower in the year ended December 31, 2012 compared to the year ended December 31, 2011, our average realized crude oil sales price only decreased by 2%. As a result, our average differential to Edmonton Par narrowed to $4.33 per barrel of oil ("bbl") in 2012, primarily due to a higher proportion of our crude oil production coming from light oil properties.

        Oil and natural gas revenues were $191.2 million for the year ended December 31, 2011 compared to $151.2 million for the year ended December 31, 2010. The increase in revenues was due to an increase in oil and natural gas sales volumes as well as higher realized oil prices, partially offset by lower realized natural gas prices.

Production Expense

        The table below presents the detail of production expense for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per Mcfe data)
Production expense:
Lease operating expenses	$51,406	$38,789	$26,547
Production and property taxes	3,083	2,337	2,513
Transportation and processing costs	15,600	17,252	11,104

Total	$70,089	$58,378	$40,164

Production expense per Mcfe:
Lease operating expenses	$1.69	$1.13	$0.94
Production and property taxes	0.10	0.07	0.09
Transportation and processing costs	0.51	0.50	0.39

Total	$2.30	$1.70	$1.42

  Lease Operating Expenses

        Lease operating expenses for the year ended December 31, 2012 were $51.4 million, or $1.69 per Mcfe, compared to $38.8 million, or $1.13 per Mcfe, for the year ended December 31, 2011. The $12.6 million increase in lease operating expenses was primarily due to an increase of $17.3 million at Evi, partially offset by a decrease at other properties. The increase at Evi was related to a 35% increase in crude oil volumes in the area compared to 2011, together with higher per unit costs for wells drilled at Evi in 2012. As part of our capital development, pipeline infrastructure is typically built to enable the majority of our oil emulsion production to be transported by pipeline to processing and for subsequent sales to a shipper in the Evi area, which minimizes the cost of trucking emulsion to operated processing batteries. However, for many of the new wells drilled in 2012, we elected to install single-well batteries instead of building capital-intensive pipelines. As a result of this decision, we transport more of our emulsion production by truck at a higher cost than transporting by pipeline. Lease operating expenses were also higher due to temporary operational issues at a jointly owned oil battery in the Evi area operated by a third party, including issues with the allocation of crude oil volumes, constrained water-handling capability and longer wait times for our trucks. As a result of these issues at the battery, we elected to transport a portion of our emulsion to other batteries in the area. These factors increased our trucking costs to $6.9 million in 2012 compared to $2.8 million in 2011. As of March 8, 2013, it appears that these temporary operational issues at the jointly owned oil battery have been resolved, although we are seeking restitution from the operator of the facility for the resulting damages. In 2012, we also incurred an increase of $3.6 million for the cost of workovers, an increase of $3.4 million for the rental of certain equipment at our single-well batteries, as well as increase of $1.2 million for the cost of chemicals.

        Lease operating expenses in the year ended December 31, 2011 were $38.8 million, or $1.13 per Mcfe, compared to $26.5 million, or $0.94 per Mcfe, in 2010. The increase in lease operating expenses was primarily due to an increase in production volumes and costs associated with workovers, maintenance, water hauling, utilities and chemicals. Maintenance costs increased primarily due to start-up costs associated with bringing a large number of wells on-line in late 2010, which were previously shut-in due to infrastructure constraints. Maintenance costs at Evi also increased due to the heightened activity in the area combined with some difficult weather conditions. Utility costs increased primarily due to higher utility rates as well as an increase in usage. Other increases were generally related to variable costs associated with increased production.

  Production and Property Taxes

        Production and property taxes primarily consist of production taxes levied on freehold production and property taxes (ad valorem taxes) assessed by local governments. The increase for the year ended December 31, 2012 was due to higher property taxes on new development in the Evi area, partially offset by lower production taxes on declining production on freehold properties. Production and property taxes were lower in 2011 compared to 2010, primarily due to the divestiture of properties with freehold production as well as declining production from existing freehold properties.

  Transportation and Processing Costs

        Transportation and processing costs primarily consist of natural gas transportation costs and field-level natural gas gathering and processing costs. Transportation and processing costs for the year ended December 31, 2012 were $15.6 million compared to $17.3 million for the year ended December 31, 2011. The decrease was primarily related to the decline in natural gas production volumes as well as the renegotiation of certain contracts, which reduced our natural gas transportation and processing costs by approximately $2.8 million. This decrease was partially offset by an increase of approximately $1.1 million related to the processing of our crude oil production at Evi as a result of the operational issues at a jointly owned oil battery, discussed above. Transportation and processing costs for the year ended December 31, 2011 were $17.3 million compared to $11.1 million for the year ended December 31, 2010. The increase was primarily due to additional capacity purchased for our Narraway/Ojay production as well as higher fees for gathering and processing in the area.

General and Administrative Expense

        The following table summarizes the components of general and administrative expense for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per Mcfe data)
General and administrative costs	$20,353	$12,713	$8,598
Stock-based compensation costs	5,121	2,409	3,644
Management fees charged by Forest	—	2,479	3,121

Total costs incurred	25,474	17,601	15,363
General and administrative costs capitalized (including stock-based compensation)	(6,780)	(4,486)	(5,773)

General and administrative expense	$18,694	$13,115	$9,590

General and administrative expense per Mcfe	$0.61	$0.38	$0.34

  General and Administrative Costs

        General and administrative costs primarily consist of the salaries and related benefit costs for our employees, professional fees and office lease costs. General and administrative costs increased in 2012 compared to 2011 primarily as a result of increases in staffing to absorb the additional corporate functions that were historically provided to us by Forest, our former parent company, as well as a full year of costs related to being a public company. General and administrative costs increased in the year ended December 31, 2011 compared to the corresponding period in 2010 as a result of direct costs we incurred in preparation for our IPO.

  Stock-Based Compensation Costs

        Until the date of the Distribution, stock-based compensation costs primarily represented the amortization of the value of stock options and performance and phantom stock units awarded by Forest as part of its incentive plans. Beginning in 2011, we established our own stock-based compensation plans. Stock-based compensation costs relate to amortization of the fair value of units granted under these long-term incentive plans. These plans include units granted in 2011, which will primarily be settled in cash and are accounted for as a liability, the fair value of which is adjusted each reporting period based on our share price. The costs also include units issued in 2012, all of which are accounted for as stock-settled units, the fair value of which was determined and fixed at their grant date.

        In addition to higher stock-based compensation costs as a result of increases in staffing, costs were also higher for the year ended December 31, 2012 compared to 2011 due to a decrease in Forest's stock price during 2011 which had lowered stock-based compensation costs for that year. Our increased stock-based compensation costs in 2012 were partially offset by a recovery of stock-based compensation costs for the cash-settled units granted in 2011 as a result of the decrease in our stock price during 2012.

        The decrease in stock-based compensation costs for the year ended December 31, 2011, compared to the same period in 2010, was primarily due to the decrease in Forest's stock price during 2011, partially offset by the additional costs associated with accelerated vesting resulting from completion of the Distribution.

  Management Fees Charged by Forest

        Management fees charged by Forest were intended to cover various costs incurred by Forest on our behalf, including, among other items, legal, accounting and treasury services, and insurance costs. The increase in the year ended December 31, 2011 compared to the corresponding period in 2010 was primarily due to the costs Forest incurred in preparation for our IPO and the Distribution, which we were obligated to reimburse Forest under the separation and distribution agreement. This includes charges from Forest under the transition services agreement of $0.3 million. No management fees were paid to Forest in 2012.

  General and Administrative Costs Capitalized

        Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized. The percentage of general and administrative costs capitalized ranged from 26% to 38% during the periods presented.

Depreciation, Depletion and Amortization

        The following table summarizes DD&A expense incurred during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per Mcfe data)
Depreciation, depletion and amortization	$116,215	$85,751	$65,811
Depreciation, depletion and amortization per Mcfe	$3.81	$2.50	$2.33

        For the year ended December 31, 2012, DD&A was $116.2 million, or $3.81 per Mcfe, compared to $85.8 million, or $2.50 per Mcfe, in 2011 and $65.8 million or $2.33 per Mcfe in 2010. The increases were primarily due to the addition of proved reserves to our depletable base at higher per-unit rates, since the majority of our capital expenditures are being directed towards crude oil projects and the capital costs associated with crude oil development are higher than natural gas. The per-unit rate also increased in 2012 due to the decrease in our natural gas proved reserve volumes which occurred as a result of the reduction in the 12-month average trailing natural gas price.

Ceiling Test Write-Down of Oil and Natural Gas Properties

        Under the full cost method of accounting, the carrying amount of our oil and natural gas properties is subject to a ceiling test performed quarterly, as prescribed by the U.S. Securities and Exchange Commission ("SEC"). A ceiling test impairment is recognized in net earnings when the carrying amount of a cost center exceeds the cost center ceiling. We operate only one cost center, the carrying amount of which includes capitalized costs of proved oil and natural gas properties, net of accumulated depletion and the related deferred income taxes. The cost center ceiling is the sum of the estimated after-tax future net cash flows from proved reserves, using the 12-month average trailing prices and unescalated future development and production costs, discounted at 10 percent, plus unproved property costs. The 12-month average trailing price is calculated as the average of the price on the first day of each month within the trailing 12-month period. Any excess of the carrying amount over the calculated ceiling amount is recognized as an impairment in net earnings.

        In performing our quarterly ceiling tests during 2012, we updated our internal estimates of proved oil and natural gas reserves, and the present value of future net revenue from those reserves using AECO natural gas prices and Edmonton Par crude oil prices, which are typically lower than the corresponding NYMEX Henry Hub natural gas prices and WTI crude oil prices, respectively. The table below summarizes the 12-month average trailing prices.

	Natural Gas AECO ($/MMBtu)	Crude Oil Edmonton Par ($/bbl)
December 31, 2012	2.37	87.90
September 30, 2012	2.44	90.39
June 30, 2012	2.77	92.90
March 31, 2012	3.33	98.78
December 31, 2011	3.77	96.98

        As noted in the above table, the 12-month average trailing natural gas price continued to decline in 2012, which reduced our proved reserve volumes. The lower commodity prices and reserve volumes also reduced the estimate of the present value of future net revenue from proved reserves, which resulted in non-cash ceiling test write-downs of $271.7 million ($204.1 million after tax) in 2012. During the years ended December 31, 2011 and 2010, we did not recognize any ceiling test write-downs.

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

Impairment of Goodwill

        In the fourth quarter of 2012, our market capitalization remained lower than the book value of our net assets, and therefore we performed both steps of the goodwill impairment test. Our estimated fair value was determined using a combination of comparable external market transactions and an internal estimate of the present value of future cash flows using the income approach.

        After the estimated fair value was assigned to our other assets and liabilities, we determined that the fair value of goodwill was nil. Accordingly, we recognized a $17.3 million goodwill impairment loss in the consolidated statements of operations for the year ended December 31, 2012.

Interest Expense

        The following table summarizes interest expense incurred during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest costs—Senior Notes(1)	19,467	—	—
Interest costs—Bank credit facility(1)	10,396	7,660	432
Interest costs—other	352	3,049	7,549
Interest costs capitalized	—	(675)	(791)

Interest expense	$30,215	$10,034	$7,190

(1)
Including amortization of debt issue costs.

        From December 2009 through the completion of our IPO on June 1, 2011, we primarily utilized borrowings from Forest to supplement our working capital needs. On June 1, 2011, we used the proceeds from our IPO and borrowings under our bank credit facility to repay the intercompany note and advances to Forest. In February 2012, we issued the Senior Notes and significantly reduced the borrowings under our bank credit facility.

        The increase in interest costs in 2012 compared to 2011 was due to a higher weighted average interest rate on our borrowings, as well as a higher level of borrowings. The interest rate on our Senior Notes is fixed at 10.375%, while the interest rate on our bank credit facility, which floats based on market interest rates, was less than 4% in 2012. The increase in interest costs for the year ended December 31, 2011 compared to the comparable period in 2010 was primarily due to an increase in the level of borrowings, partially offset by lower average interest rates on the note payable to Forest.

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

Derivative Instruments

        The table below includes unrealized and realized losses (gains) on derivatives recognized during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Oil	$(1,701)	$(2,688)	$—
Natural gas	17,078	(17,098)	—

Unrealized losses (gains) on derivative instruments	$15,377	$(19,786)	$—

Oil	$(8,489)	$(2,935)	$—
Natural gas	(21,160)	(5,446)	—

Realized gains on derivative instruments	$(29,649)	$(8,381)	$—

Gains on derivative instruments	$(14,272)	$(28,167)	$—

        We enter into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices and to protect and provide certainty on a portion of our cash flows. We realized gains of $29.6 million and $8.4 million on these instruments in 2012 and 2011, respectively, primarily due to the NYMEX Henry Hub and NYMEX WTI prices being significantly lower than the prices in our contracts. The unrealized gains at December 31, 2012 were also primarily due to the forward NYMEX WTI prices being lower than the prices in our contracts. We recognize changes in the fair value of outstanding derivative instruments at each balance sheet date as unrealized gains or losses. Changes in this fair value are related to the volatility of the forward prices for commodities as well as to changes in the balance of unsettled contracts between periods. Our credit risk exposure related to derivative instruments was the unrealized net asset of $4.4 million at December 31, 2012.

Foreign Currency Exchange

        In 2012, we recorded foreign currency exchange gains of $0.9 million. The gains primarily related to the translation of the Senior Notes from U.S. to Canadian dollars. The Canadian dollar strengthened in the period between February 14, 2012, which was the date we issued the Senior Notes, and December 31, 2012. In 2011, we realized foreign currency exchange gains of $32.7 million on the repayment of amounts due to Forest since the note and advances had been denominated in U.S. dollars, and the Canadian dollar had strengthened in recent years. In 2010, we recognized $13.9 million of foreign currency exchange gains, primarily on the translation of the outstanding indebtedness and advances, which were also due to a strengthening of the Canadian dollar. See Part I, "Item 1A. Risk Factors—Risks Related to Our Business—Our business, financial condition, cash flows and results of operations may be adversely affected by foreign currency fluctuations and economic and political developments."

Other, net

        The components of "Other, Net" for the periods indicated are as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Impairment of inventory	$538	$2,262	—
Other, net	286	1,205	568

	$824	$3,467	$568

        In the fourth quarter of 2012, we recognized an impairment of $0.5 million on our capital inventory related to material and supplies purchased for natural gas development projects. Our near-term capital programs are expected to focus on crude oil development and therefore we concluded that it was appropriate to reduce the carrying value of inventory related to natural gas projects down to its current estimate of fair value, based on estimated selling prices. In the fourth quarter of 2011, we also recognized an impairment of $2.3 million on our capital inventory on the basis that our 2012 capital program would be focused on crude oil development.

Income Tax Expense (Recovery)

        Our total income tax and effective income tax rates for the periods indicated are as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax	$—	$—	$—
Deferred income tax expense (recovery)	(74,952)	17,724	7,911

Total income tax expense (recovery)	$(74,952)	$17,724	$7,911

Effective income tax rate	21%	34%	19%

        Our combined federal and provincial statutory tax rate for the periods presented ranged from 25% to 28%, however, our effective tax rate varied from 19% to 34%. Our effective income tax rate in any period is a function of the relationship between total income tax expense and the amount of earnings before income taxes for the period. The effective income tax rate differs from the statutory tax rate as it takes into consideration permanent differences (such as stock-based compensation that will be settled in shares of common stock of the Company), adjustments for changes in income tax rates and other income tax legislation, valuation allowances on our deferred tax assets, foreign currency exchange gains and losses taxed at 50% of the statutory rate as well as the impact of enacted statutory income tax rate reductions in Canada.

        At December 31, 2012, we had a deferred income tax asset primarily as a result of the ceiling test write-downs recognized in 2012, which reduced the net book value of our proved properties. We recorded a valuation allowance against this asset since it was determined that it is more likely than not that we will not be able to realize the benefit.

        We have Canadian tax pools relating to the exploration, development and production of oil and natural gas that are available to reduce future Canadian income taxes. These tax pool balances are deductible on a declining balance basis ranging from 4% to 100% of the balance annually, and are composed of costs incurred for oil and natural gas properties, and developmental and exploration expenditures, as follows.

	December 31
	2012	2011
	(In thousands)
Canadian exploration pools (deductible at 100% annually)	$143,006	$101,470
Canadian development pools (deductible at 30% annually)	293,788	261,603
Canadian oil and natural gas property pools (deductible at 10% annually)	11,514	79,604
Canadian capital cost allowance (deductible at 4% - 25% annually)	127,057	140,133

	$575,365	$582,810

        Other federal Canadian tax pools available to reduce future income taxes were approximately $10.2 million at December 31, 2012, of which $2.1 million are deductible on a declining balance basis ranging from 10% to 100% of the balance annually, and $8.1 million are deductible over the next four years. Other provincial tax pools available to reduce future income taxes were approximately $39.8 million at December 31, 2012. At December 31, 2012, we also had U.S. federal operating loss carryforwards totaling US$3.5 million, of which US$2.6 million is scheduled to expire in 2031 and US$0.9 million is scheduled to expire in 2032.

Liquidity and Capital Resources

Sources of Liquidity

        Our exploration, development and acquisition activities require us to make significant operating and capital expenditures, and we have historically used the following as our primary sources of liquidity:

  •
  Cash provided by operating activities;

  •
  Bank credit facility;

  •
  Borrowings from Forest, although following the completion of the Distribution, we no longer borrow funds from Forest;

  •
  Non-core asset divestitures; and

  •
  Equity and debt capital markets.

        Changes in the market prices for oil, natural gas and NGLs directly impact our level of cash provided by operating activities. During the year ended December 31, 2012, natural gas comprised approximately 72% of our production. As a result, our operations and cash flows have historically been more sensitive to fluctuations in the market price for natural gas than in the market price for oil. Since June 2011, we have entered into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protect and provide certainty on a portion of our cash provided by operating activities. As of March 8, 2013, we had entered into commodity swaps to hedge approximately 3,000 bbls/d of crude oil and commodity collars to hedge approximately 30,000 MMBtu/d of natural gas (total of 17.5 Bcfe) for 2013. This level of hedging will provide a measure of certainty of the cash flows that we expect to receive for a portion of our production. In the future, we may determine to increase or decrease our hedging positions. See Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk" in our Form 10-K for more information on our derivative contracts.

        We have no debt maturities until 2016. In August 2012, we announced that we were actively considering methods of debt reduction, including the divestiture of non-core assets. In 2012, we completed the sale of certain non-core natural gas weighted properties for cash proceeds after closing adjustments of $97.5 million. We are also considering potential transactions to accelerate the value of certain of our core assets, such as farm-ins and joint ventures. However, no assurance can be made regarding our ability to identify or complete any such potential transactions.

        As of December 31, 2012, our bank credit facility had a borrowing base of $275 million and remaining borrowing capacity of $125.0 million (after deducting $2.0 million of outstanding letters of credit). We reduced the borrowings outstanding under our bank credit facility by $183.0 million during 2012, primarily through the issuance of the Senior Notes in February 2012. As of March 8, 2013, we had $151 million outstanding under our bank credit facility at a weighted average interest rate of 3.55% and remaining borrowing capacity of $122 million (after deducting $2.0 million of outstanding letters of credit).

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

Cash Flows

        Net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the years ended December 31, 2012, 2011 and 2010 were as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$80,558	$120,823	$87,381
Net cash used in investing activities	(90,275)	(337,593)	(225,155)
Net cash provided by financing activities	9,469	216,093	128,945

Net Cash Provided by Operating Activities

        Net cash provided by operating activities is primarily affected by sales volumes, commodity prices and production costs. The decrease in net cash provided by operating activities in 2012 compared to 2011 was primarily due to lower revenues because of lower natural gas prices as well as higher cash-based expenditures including interest and lease operating expenses, partially offset by higher realized gains on derivative instruments. The increase in net cash provided by operating activities in 2011 compared to 2010 was primarily due to higher production volumes and liquids prices, partially offset by lower natural gas prices.

Working Capital Deficit

        We had a working capital deficit of approximately $23.0 million at December 31, 2012, compared to $30.1 million at December 31, 2011. The decrease was primarily due to lower accounts payable and accrued liabilities as a result of a reduced level of capital expenditures, partially offset by lower accounts receivable due to lower revenues and a reduction in the net asset related to derivative instruments.

Net Cash Used In Investing Activities

        Net cash used in investing activities primarily comprises the exploration and development of oil and natural gas properties, net of the divestiture of oil and natural gas properties. The components of net cash used in investing activities were as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Exploration and development of oil and natural gas properties and leasehold acquisitions	$(184,833)	$(325,095)	$(208,869)
Other fixed assets	(3,189)	(12,841)	(44,310)
Proceeds from divestiture of assets	97,747	343	28,024

Net cash used in investing activities	$(90,275)	$(337,593)	$(225,155)

        The cash paid for exploration, development and acquisition costs as reflected in the statements of cash flows differs from the table below under "Capital Expenditures" due to the timing of when the capital expenditures are incurred and when the actual cash payment is made. The decrease in net cash used in investing activities in 2012 compared to 2011 was due to significantly lower capital expenditures as well as cash proceeds received from the divestiture of certain non-core assets. The increase in net cash used by investing activities in 2011 compared to 2010 was due to the acquisition of additional interests in the Narraway/Ojay area and increased exploration and development expenditures in the Evi and Narraway/Ojay areas. There were no significant proceeds from the divestiture of non-core assets in 2011.

Capital Expenditures

        The following table summarizes costs related to our capital program for the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Acquisition, exploration, development and leasehold acquisition costs:
Property acquisition costs:
Proved properties	$—	$48,362	$—
Unproved properties	10,300	38,823	41,037
Exploration costs	3,731	24,809	8,791
Development costs	148,773	233,653	159,057

Total capital expenditures(1)	$162,804	$345,647	$208,885

(1)
Total capital expenditures include cash and accrued expenditures. Total capital expenditures also include changes in estimated discounted asset retirement obligations ("AROs") of $0.3 million, $1.0 million, and ($1.1) million recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

        Primary factors impacting the level of our capital expenditures include oil, natural gas and NGL prices, the volatility in these prices, the cost and availability of field services, general economic and market conditions and weather disruptions. In 2012, although our capital expenditures were lower than the previous two years in order to focus on reducing our level of debt, we drilled 31.1 net wells, completed 31.6 net wells and tied-in 38.6 net wells. Our capital program was primarily focused on light oil development in the Evi area of Alberta. However, as part of our New Ventures activity in Alberta, we also acquired $10.3 million of undeveloped land which we expect will support future light oil exploration and development. In 2011, we acquired additional interests in certain natural gas properties in the Narraway/Ojay area for $74.4 million and also increased our drilling activity with a focus on light oil and natural gas development projects. In 2010, our capital expenditures were related to the development of both crude oil and natural gas properties.

Acquisitions and Divestitures

        In September 2012, we completed the sale of non-core oil properties in the Kaybob area of Alberta for cash proceeds after closing adjustments of approximately $8.0 million, and in October 2012, we completed the sale of non-core natural gas properties in the Kaybob area of Alberta for cash proceeds after closing adjustments of approximately $10.4 million. In December 2012, we completed the sale of non-core properties in the Wild River area of Alberta for cash proceeds after closing adjustments of approximately $79.1 million. At the time that the divestitures occurred, the properties had a combined net production rate of approximately 20 million cubic feet equivalent per day ("MMcfe/d"). During the year ended December 31, 2012, we generated approximately 21.0 MMcfe/d of net sales volumes and $24.2 million of revenue, and incurred production expenses of approximately $9.6 million, which contributed $14.6 million to Adjusted EBITDA, from the properties divested in 2012.

        In February 2013, we also completed the sale of additional non-core assets in the Herronton area of Alberta for cash proceeds after closing adjustments of approximately $13.9 million.

        In 2012, we increased our Evi land position to 89,120 gross (82,015 net) acres primarily through purchases at Crown land sales. The acquired acreage increased our existing contiguous land holdings in the Evi field and our future light oil drilling inventory. We also acquired $10.3 million of undeveloped land as part of our New Ventures activity in Alberta.

        In April 2011, we acquired certain natural gas properties located in the Narraway/Ojay fields for $74.4 million. This acquisition increased our working interests in certain properties already owned and operated in the Narraway field to 100% from approximately 50% and provided us with additional capacity in gathering systems and a natural gas plant in the Narraway field. This acquisition also increased our acreage position by approximately 85,100 gross (35,700 net) acres.

Net Cash Provided by Financing Activities

        The components of net cash provided by financing activities were as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net proceeds from issuance of long-term debt	$192,052	—	—
Debt issuance costs	(1,295)	(4,700)	—
Proceeds from bank borrowings	$3,086,000	$2,531,000	$151,000
Repayments of bank borrowings	(3,269,000)	(2,200,000)	(151,000)
Proceeds from Forest Oil Corporation	—	106,512	128,703
Repayments to Forest Oil Corporation	—	(368,385)	(1,264)
Cash distribution to Forest Oil Corporation	—	(28,711)	—
Proceeds from issuance of common stock, net of offering costs	—	173,086	—
Change in bank overdrafts	2,866	440	1,566
Proceeds from sale-leaseback	—	7,723	—
Capital lease payments	(1,156)	(829)	—
Other, net	2	(43)	(60)

Net cash provided by financing activities	$9,469	$216,093	$128,945

        In February 2012, we issued Senior Notes and used the net proceeds to reduce borrowings outstanding under our bank credit facility. In 2011, net cash provided by financing activities was primarily derived from net proceeds from the issuance of common stock in our IPO and bank borrowings, both of which were used to repay amounts owing to Forest. Net cash provided by financing activities for 2010 primarily comprised borrowings from Forest.

Bank Credit Facility

        On March 18, 2011, we entered into a $500 million credit facility among Lone Pine, as parent, LPR Canada, as borrower, and a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. Our bank credit facility became effective upon the closing of our IPO and replaced the existing LPR Canada bank credit facility at such time. Our bank credit facility will mature on March 18, 2016. Availability under our bank credit facility is governed by a borrowing base, which was $275 million at March 8, 2013. The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada's oil and natural gas properties in accordance with the lenders' customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under our bank credit facility could increase or decrease based on such redetermination. In September 2011, we entered into an amendment to increase the borrowing base from $350 million to $425 million, at the first redetermination of the borrowing base. At December 31, 2011, our bank credit facility had a borrowing base of $425 million, which was automatically reduced to $375 million in February 2012 upon the completion of our offering of the Senior Notes. In May 2012, the borrowing base was reaffirmed at $375 million and on October 18, 2012, the borrowing base was reduced to $325 million in the second semi-annual redetermination to account for the divestiture of $19 million of non-core assets together with a slower development schedule associated with our revised 2012 capital budget. On December 14, 2012, the borrowing base was further reduced by $50 million to $275 million in connection with the completion of the Wild River divestiture. The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2013. In addition to the scheduled semi-annual redeterminations, we and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

        At December 31, 2012, borrowings under our bank credit facility decreased to $148.0 million from $331.0 million at December 31, 2011, primarily due to the use of proceeds from the issuance of the Senior Notes. As of March 8, 2013, we had $151 million outstanding under our bank credit facility at a weighted average interest rate of 3.55% and remaining borrowing capacity of $122 million (after deducting $2.0 million of outstanding letters of credit).

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

        Our bank credit facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions and also includes a financial covenant. Our bank credit facility provides that Lone Pine will not permit its ratio of total debt outstanding to Adjusted EBITDA for a trailing 12-month period to be greater than 4.0 to 1.0. For purposes of calculating this ratio, Adjusted EBITDA is reduced by the Adjusted EBITDA that has been generated by any divested property that has a transaction value in excess of US$25 million. As a result of our 2012 divestiture program, Adjusted EBITDA for the year ended December 31, 2012 has been reduced from $106.0 million to $94.1 million, resulting in a ratio of approximately 3.8 to 1.0 at December 31, 2012. As a result of our debt to Adjusted EBITDA ratio at December 31, 2012, this financial covenant acts to effectively limit our available borrowing capacity under our bank credit facility to an amount lower than our stated available borrowing base.

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

        Of the $500 million total nominal amount under our bank credit facility, JPMorgan Chase Bank, N.A., Toronto Branch and eight other banks hold 100% of the total commitments, with JPMorgan Chase, N.A., Toronto Branch and one other lender each holding 16.7%, three lenders holding 11.7% each, one lender holding 10%, one lender holding 8.3% and the other lenders holding 6.7% each of the total commitments.

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

        Since the process for determining the borrowing base under our bank credit facility involves evaluating the estimated value of our oil and natural gas properties using pricing models determined by the lenders at that time, we believe that if there is a further decline in commodity prices, there may be a decrease in the available borrowing amount at the time of the next scheduled redetermination. A significant reduction in our borrowing base, together with the covenants and other restrictions in our bank credit facility, may reduce our ability to finance future operations or capital needs or expand our business activities. Outstanding borrowings in excess of the borrowing base must be repaid. If we do not have sufficient funds on hand for repayment, we may be required to seek a waiver or amendment from our lenders, refinance our bank credit facility, sell assets or issue debt or common stock. We may not be able to obtain such financing or complete such transactions on terms acceptable to us, or at all. Failure to make the required repayment could result in an event of default under the credit agreement governing our bank credit facility.

        If our revenue and cash flows decrease in the future as a result of a further deterioration in domestic and global economic conditions, including a significant decline in crude oil prices or a continuation of depressed natural gas prices, or if we experience a significant reduction in our borrowing base under our bank credit facility, we may further decrease our level of capital spending. A further reduction in our capital expenditures could also result in a corresponding reduction in our cash flows, which could in turn result in a reduction of Adjusted EBITDA and a breach of the financial covenant described above. In the event that we are in default of the financial covenant under the bank credit facility, we could request a waiver of the financial covenant from the syndicate of banks. Should the banks deny our request to waive the covenant requirement, the outstanding borrowings under the bank credit facility would become payable on demand and would be reclassified as a component of current liabilities on our Consolidated Balance Sheets. See Part I, "Item 1A. Risk Factors" in our Form 10-K for a discussion of the risks and uncertainties that affect our business and financial and operating results.

Senior Notes

        On February 14, 2012, LPR Canada issued US$200.0 million aggregate principal amount of 10.375% senior notes due 2017 (the "Senior Notes"). Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15. The first interest payment was made on August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by Lone Pine and all of

Lone Pine's subsidiaries other than LPR Canada (together, the "Guarantors"). These guarantees are full and unconditional, and joint and several among the Guarantors. After deducting the original issue discount and commissions, the issuance of the Senior Notes resulted in net proceeds to the Company of $192 million, which we used to partially repay borrowings outstanding under our bank credit facility.

        The Senior Notes were issued pursuant to an indenture dated February 14, 2012 (the "Indenture"), among LPR Canada, the Guarantors and U.S. Bank National Association, as trustee.

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

        The Indenture contains customary covenants that restrict our ability to: (i) sell assets, including equity interests in subsidiaries; (ii) pay distributions on, redeem or repurchase our common stock or redeem or repurchase our subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred stock; (v) create or incur certain liens; (vi) make certain acquisitions and investments; (vii) redeem or prepay other debt; (viii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; (ix) consolidate, merge or transfer all or substantially all of our assets; (x) engage in transactions with affiliates; (xi) create unrestricted subsidiaries; (xii) enter into sale and leaseback transactions; or (xiii) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from both of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate. The Indenture also contains customary events of default.

        On November 2, 2012, LPR Canada completed an exchange offer whereby we offered to exchange our privately-placed Senior Notes for like principal amounts of 10.375% Senior Notes due 2017 that have been registered under the Securities Act of 1933, as amended. The exchange offer fulfilled our obligations under the registration rights agreement that we entered into as part of the February 2012 issuance.

        We are aware that our outstanding Senior Notes have recently been trading at a discount to par value. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase such debt for cash, in exchange for common stock, or for a combination of cash and common stock, in each case in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Future Capital Needs and Commitments

        For the first two quarters of 2013, our Board of Directors has approved a capital budget of approximately $35 million focused on light oil development in the Evi area. Subject to the variability of production levels and commodity prices that impact our operating cash flows, anticipated timing of our capital projects and unanticipated expenditures, we plan to fund the first half of our 2013 capital program with operating cash flows and proceeds from previously completed divestitures of non-core assets. We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, net cash provided by operating activities and the availability of capital.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Bank credit facility(1)	$5,910	$5,910	$5,910	$149,243	—	—	$166,973
Senior notes(2)	20,645	20,645	20,645	20,645	209,307	—	291,887
Operating leases(3)	2,037	2,065	2,014	1,992	2,076	8,545	18,729
Capital lease(4)	1,476	1,476	1,476	1,914	—	—	6,342
Unconditional purchase obligations(5)	4,269	2,821	2,427	1,811	917	—	12,245
Other liabilities(6)	56	54	57	60	62	15,586	15,875

Total contractual obligations	$34,393	$32,971	$32,529	$175,665	$212,362	$24,131	$512,051

Sub-lease recoveries(7)	(432)	(472)	(472)	(472)	(472)	(39)	(2,359)

(1)
Bank credit facility amounts include the anticipated interest payments and commitment fees due under the terms of our bank credit facility using the interest rate in effect, borrowings outstanding and the borrowing base at December 31, 2012. Our bank credit facility matures in March 2016.

(2)
Amounts include interest payments and principal repayments.

(3)
Operating leases consist of leases for office facilities and vehicles.

(4)
Our capital lease is for compressors and surface equipment.

(5)
Unconditional purchase obligations consist of firm transportation commitments and the purchase of electricity.

(6)
Other liabilities comprise post-retirement benefit obligations and AROs, for which neither the timing nor the amount of ultimate settlement can be precisely determined in advance. See "—Critical Accounting Policies, Estimates, Judgments and Assumptions" below for a more detailed discussion of the nature of accounting estimates involved in estimating AROs.

(7)
Sub-lease recoveries relate to a portion of our operating leases for office facilities.

Off-Balance Sheet Arrangements

        As of March 8, 2013, we did not have any off-balance sheet arrangements, as defined by the SEC. In the ordinary course of business, we enter into various commitment agreements and other contractual obligations, some of which are not recognized in our consolidated financial statements in accordance with GAAP. See "Contractual Obligations" above and Note 13 to our audited consolidated financial statements for a description of our commitments and contingencies. We do not believe that any of these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Full Cost Method of Accounting

        The accounting for our business is subject to special rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas activities: the full cost method and the successful efforts method. The differences between the two methods can lead to significant variances in the amounts reported in financial statements. We have elected to follow the full cost method, which is described below.

        Since we operate in one country, Canada, under the full cost method, we maintain one cost center. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, dry holes and overhead directly related to exploration and development activities) are capitalized to this cost center. The fair value of estimated future costs of site restoration, dismantlement and abandonment activities is capitalized, and a corresponding ARO liability is recorded. Costs capitalized to the full cost center are depleted using the units-of-production method, based on conversion to common units of measure, using one barrel of oil as an equivalent to six thousand cubic feet of natural gas.

        Companies that use the full cost method of accounting for oil and natural gas exploration and development activities are required to perform a ceiling test each quarter for each cost center. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. The ceiling test is not a fair value-based measurement, but rather a standardized mathematical calculation. The test determines a limit, or ceiling, on the net book value of oil and natural gas properties. That limit is basically the after tax present value of the future net cash flows from proved oil and natural gas reserves, discounted at 10%. This ceiling is compared to the net book value of the oil and natural gas properties, reduced by any related net deferred income tax liability. If the net book value reduced by the related deferred income taxes exceeds the ceiling, an impairment or non-cash write-down is required. In 2012, we recorded ceiling test write-downs totaling $271.7 million before tax ($204.1 million after tax). We did not incur any ceiling test write-downs from January 1, 2010 through December 31, 2011.

        In areas where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized as unproved property costs until proved reserves have been established or until exploration activities cease. Investments in unproved properties are not depleted, pending the determination of the existence of proved reserves. If exploration activities result in the establishment of proved reserves, amounts are reclassified as proved properties and become subject to DD&A and the application of the ceiling limitation. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed individually by considering the primary lease terms of the properties, the holding period of the properties and geographic and geologic data obtained relating to the properties. Where it is not practicable to individually assess properties whose costs are not individually significant, such properties are grouped for purposes of assessing impairment. The amount of impairment is added to the costs to be amortized in the full cost pool.

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

Goodwill

        Goodwill is not subject to amortization and therefore we perform an annual impairment assessment. In addition, we test goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment.

        In the first step of testing for goodwill impairment, we estimate the fair value of the reporting unit and compare the fair value with the carrying value of the net assets of the reporting unit. If the fair value of the reporting unit is greater than the carrying value of the net assets of the reporting unit, then no impairment is recorded. If the fair value is less than its carrying value, then we would perform a second step and determine the fair value of the goodwill. In this second step, the fair value of goodwill is determined by deducting the fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings in our consolidated statement of operations.

        To estimate the fair value of the reporting unit, we primarily use an internal discounted cash flow model to value our total estimated reserves, which include proved, probable and possible reserves. This approach relies on significant judgments about the quantity of reserves, the timing of the expected production, the pricing that will be in effect at the time of production and the appropriate discount rates to be used. Our discount rate assumptions are based on an assessment of our weighted average cost of capital. Our estimate of the fair value of the reporting unit also considers external information and metrics, such as market transactions that are comparable to the composition of our oil and gas properties.

Oil and Gas Reserve Estimates

        Our estimates of proved reserves are based on the quantities of oil and natural gas that geoscience and engineering data demonstrate, with reasonable certainty, to be economically producible from a given date forward from known reservoirs under existing economic conditions, operating methods and government regulations, prior to the time at which contracts providing the right to operate expire. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, production and property taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves may also change. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. Despite the inherent uncertainty in these engineering estimates, our reserves are used throughout our financial statements. For example, since we use the units-of-production method to amortize our oil and natural gas properties, the quantity of reserves could significantly impact our DD&A expense. Our oil and natural gas properties are also subject to the ceiling test limitation (discussed above), based in part on the quantity and value of our proved reserves. See Part I, "Item 1. Business—Reserves" and the notes to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding our estimated proved reserves as of December 31, 2012, 2011, 2010 and 2009.

Income Taxes

        We follow the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded for the effect of any temporary difference between the accounting and income tax basis of an asset or liability, using the enacted income tax rates and laws expected to apply when the assets are realized and liabilities are settled. Current income taxes are measured at the amount expected to be recoverable from or payable to the taxation authorities based on the income tax rates and laws enacted at the end of the reporting period. The effect of a change in the enacted tax rates or laws is recognized in net earnings in the period of enactment.

        Deferred income tax assets are routinely assessed for realizability. If it is more likely than not that deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets. We consider available positive and negative evidence when assessing the realizability of deferred tax assets including historic and expected future taxable earnings, available tax planning strategies and carry forward periods.

        Our interim income tax expense is determined using an estimated annual effective income tax rate applied to year-to-date net earnings before income tax. The estimated annual effective income tax rate is impacted by the expected annual earnings along with the tax benefits and expenses resulting from items including any tax on divestitures and transactions and related pool adjustments and the non-taxable portions of capital gains or losses.

        We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. A recognized tax position is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority.

        Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to change. As such, income taxes are subject to measurement uncertainty and the interpretations can impact net earnings through the income tax expense arising from changes in deferred income tax assets or liabilities.

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

        Inherent in the calculation of the present value of our ARO are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit-adjusted risk-free discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas proved property balance. Increases in the discounted ARO liability resulting from the passage of time are reflected as accretion expense in our consolidated statements of operations.

Fair Value of Derivative Instruments

        We use the income approach in determining the fair value of our derivative instruments, utilizing present value techniques for valuing our swaps and option-pricing models for valuing our collars, swaptions, puts and calls. Inputs to these valuation techniques include published forward prices, volatilities and credit risk considerations, including the incorporation of published interest rates and credit spreads. We also utilize the counterparties' valuations to assess the reasonableness of our internal valuations. The values we report in our financial statements change as these estimates are revised to reflect changes in market conditions or other factors, many of which are beyond our control.

        The accounting treatment for changes in fair value of a derivative instrument is dependent upon whether or not a derivative instrument is designated as a hedge or a trading instrument. If it is designated as a hedge, it may be classified as a cash flow hedge or a fair value hedge. Changes in fair value of a derivative designated as a cash flow hedge are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item or underlying is settled and then the gain or loss is recognized in earnings. Changes in fair value of a derivative instrument designated as a fair value hedge, to the extent the hedge is effective, have no effect on the consolidated statement of operations, because changes in fair value of the derivative offset the changes in fair value of the hedged item. Where hedge accounting is not elected, or if a derivative instrument does not qualify as either a fair value hedge or a cash flow hedge, changes in fair value are recognized in the statement of operations.

        We have elected not to use hedge accounting to account for our derivative instruments and, as a result, all changes in fair value of our unsettled derivative instruments are recognized as unrealized gains or losses in our consolidated statements of operations. Gains or losses from settled derivative instruments are included in our consolidated statement of operations.

        Due to the volatility of oil and natural gas prices and interest rates, the estimated fair values of our derivative instruments are subject to large fluctuations from period to period. See Part II, "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" for a sensitivity analysis of the change in net fair values of our derivative instruments based on a hypothetical change in commodity prices.

Stock-based Compensation

        For stock-based compensation that will be settled in stock, rather than cash, compensation cost is measured based on the fair value of the award on the grant date. The compensation cost is recognized net of estimated forfeitures over the requisite service period. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We utilize the Black-Scholes-Merton valuation model to measure fair value, which requires judgment with respect to expected life, volatility, expected returns and other factors.

Change in Accounting Estimate

        Beginning in the fourth quarter of 2012, the method of depreciating certain gas-gathering assets was changed to the straight-line method from the units-of-production method. The change in method of depreciation was to better reflect the estimated useful life of these assets. As a result of the change in accounting estimate effected by a change in accounting principle, we began accounting for the new method of depreciation prospectively in the fourth quarter of 2012. In the fourth quarter of 2012, depreciation for these assets under the straight-line method was approximately $0.6 million higher than it would have been using the units-of-production method. If the straight-line method had been used for the full year of 2012, depreciation would have been approximately $2.1 million higher than using the units-of-production method.

Adoption of New Accounting Standards

        In the first quarter of 2012, we adopted Accounting Standards Update 2011-04, Fair Value Measurement and Disclosure Requirements ("ASU 2011-04"), which revised the existing guidance on fair value measurement under GAAP as part of the FASB's joint project with the International Accounting Standards Board. Under the revised standard, we were required to provide additional disclosures about fair value measurements, including information about the unobservable inputs and assumptions used in Level 3 fair value measurements, a description of the valuation methodologies used in Level 3 fair value measurements and the level in the fair value hierarchy of items that are not measured at fair value but whose fair value disclosure is required. The adoption of ASU 2011-04 did not have a significant impact on our financial statements.

        In the first quarter of 2012, we adopted Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment ("ASU 2011-08"), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to perform the second step as well. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test. As a result of adopting ASU 2011-08, we will only consider qualitative factors for impairment testing purposes in our interim periods, but will continue to perform the full two-step goodwill impairment test at December 31 of each year.

Future Accounting Pronouncements

        In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures about amounts reclassified out of accumulated other comprehensive income. The pronouncement is effective for annual reporting periods beginning after December 15, 2012 and will be applied prospectively. The amendments are not expected to affect our disclosures.

        The FASB has issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities and Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which require disclosure of both gross and net information about certain financial instruments and transactions eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement. These pronouncements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We do not expect the adoption of these amendments to have a material impact on our financial statements.

        In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers indefinitely the requirements in Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income ("ASU 2011-05") to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The adoption of this authoritative guidance will not have an impact on our financial statements until ASU 2011-05 is finalized and issued by the FASB.

Reconciliation of Non-GAAP Measure

        In addition to reporting net earnings as defined under GAAP, we also present Adjusted EBITDA, a non-GAAP measure calculated as net earnings (loss) before interest expense, income tax expense (recovery), DD&A expense, impairment of goodwill, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of ARO, unrealized losses (gains) on derivative instruments and foreign currency exchange (gains) losses. Adjusted EBITDA also excludes the stock-settled portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our fundamental core performance. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A expense on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses and therefore its utility as a measure of our performance has material limitations. As a result of these limitations, our management does not view Adjusted EBITDA in isolation and uses other measurements, such as net earnings (loss) and revenues, to measure performance. In the first quarter of 2012, we revised the calculation of Adjusted EBITDA to exclude the amortization of deferred costs. Adjusted EBITDA for 2011 and 2010 has been restated to be consistent with the presentation used in 2012.

        The following table reconciles net earnings (loss) to Adjusted EBITDA. Net earnings (loss) is the most directly comparable measure calculated and presented in accordance with GAAP.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings (loss):	$(274,535)	$34,803	$32,825
Add back (deduct):
Interest expense	30,215	10,034	7,190
Income tax expense (recovery)	(74,952)	17,724	7,911
Depreciation, depletion, and amortization	116,215	85,751	65,811
Impairment of goodwill	17,328	—	—
Impairment of inventory	538	2,262	—
Ceiling test write-down of oil and natural gas properties	271,749	—	—
Accretion of asset retirement obligations	1,305	1,071	1,073
Unrealized losses (gains) on derivative instruments	15,377	(19,786)	—
Foreign currency exchange (gains) losses	(903)	(4,976)	(13,924)
Stock-based compensation (stock-settled portion)	3,636	269	—

Adjusted EBITDA	$105,973	$127,152	$100,886

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

Commodity Price Risk

        We produce and sell crude oil, natural gas and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate, and the effects can be significant. We enter into derivative instruments to manage our exposure to commodity price risk and to protect and provide certainty on a portion of our cash flows. Under this strategy, we enter into contracts with counterparties who are participants in our bank credit facility. These arrangements, which are based on prices available in the financial markets at the time the contracts are entered into, are settled in cash and do not require physical deliveries of hydrocarbons.

Swaps

        In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed upon published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of December 31, 2012, we had entered into the following swaps.

	Crude Oil (NYMEX WTI)
Swap Term	bbl/d	Weighted Average Hedged Price per bbl
Calendar 2013	2,000		$98.60
Calendar 2013	500	US$	101.00

Option

        In connection with one of the commodity swaps above, we sold a call option to the counterparty in exchange for us receiving a premium fixed price on the commodity swap. The outstanding option as of December 31, 2012 was as follows.

	Commodity Option
	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Monthly in 2013	Monthly in 2013	500	$95.05

Collars

        We also enter into commodity collar agreements with third parties. A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. The outstanding commodity collars as of December 31, 2012 were as follows.

	Commodity Collars
	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d	Weighted Average Floor Price per MMBtu	Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$3.25	US$3.93

Fair Value

        The estimated fair value of all our commodity derivative instruments at December 31, 2012 was an asset of approximately $4.4 million.

        Due to the volatility of oil, natural gas and NGL prices, the estimated fair values of our commodity derivative instruments are subject to large fluctuations from period to period. For example, a hypothetical 10% increase in the forward oil, natural gas and NGL prices used to calculate the fair value of our commodity derivative instruments at December 31, 2012 would have decreased the fair value of our commodity derivative instruments at December 31, 2012 from a net asset of $4.4 million to a net liability of approximately $8.0 million. It has been our experience that commodity prices are subject to large fluctuations, and we expect this volatility to continue. Actual gains or losses recognized related to our commodity derivative instruments will likely differ from those estimated at December 31, 2012 and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.

        The changes that occurred in the fair values of our derivative contracts during the year ended December 31, 2012 were as follows.

Fair Value of Derivative Contracts
(in thousands)
As of December 31, 2011	$19,786
Net change in fair value	14,272
Net gains realized	(29,649)

As of December 31, 2012	$4,409

Long-Term Sales Contract

        As of March 8, 2013, we had a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer.

Interest Rate Risk

        At December 31, 2012, we had $148 million in outstanding borrowings on our bank credit facility, and the weighted average interest rate on the facility was 3.54%. Given that the interest rate on the facility is based on market rates, we are exposed to interest rate risk on these borrowings. We have not entered into any derivative financial instruments to manage this risk. If market interest rates had been 0.5% higher during the year ended December 31, 2012, we would have incurred approximately $1.1 million of additional interest expense on the bank credit facility.

        Although we do not have any exposure to interest rate risk on the Senior Notes, given that the interest rate is fixed for the term of the Senior Notes, changes in interest rates do affect the fair value of the Senior Notes. We are exposed to foreign currency exchange risk on the actual interest payments since these payments will be made in U.S. dollars.

Foreign Currency Exchange Rate Risk

        Our most significant foreign currency exchange rate risk relates to the Senior Notes because they are denominated in U.S. dollars and we are exposed to foreign currency exchange rate risk on the translation and repayment of this debt as well as the interest payments every six months. We have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

        We are also exposed to foreign currency exchange rate risk relating to certain of our derivative instruments and our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract expiring in 2014.

        If the exchange rate between the Canadian and U.S. dollar had been 10% higher/lower during the year ended December 31, 2012, this would have increased/decreased our earnings (loss) before income taxes by approximately $3.7 million.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Lone Pine Resources Inc.

        We have audited the accompanying consolidated balance sheets of Lone Pine Resources Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Pine Resources Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lone Pine Resources Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Calgary, Alberta
March 14, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Lone Pine Resources Inc.

        We have audited Lone Pine Resources Inc. and subsidiaries' (collectively, the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Lone Pine Resources Inc. and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lone Pine Resources Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Calgary, Alberta
March 14, 2013

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Lone Pine Resources Inc.

        We have audited the accompanying consolidated statements of operations, comprehensive income, cash flows and stockholders' equity of Lone Pine Resources Inc. for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lone Pine Resources Inc. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2013

LONE PINE RESOURCES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of Canadian dollars)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$28	$276
Accounts receivable	16,502	28,804
Derivative instruments	4,409	19,786
Prepaid expenses and other current assets	4,947	5,560

Total current assets	25,886	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	376,203	704,232
Unproved	148,956	141,332

Net oil and natural gas properties	525,159	845,564
Other property and equipment, net of accumulated depreciation and amortization	65,096	66,413

Net property and equipment	590,255	911,977
Goodwill	—	17,328
Other assets	6,662	8,570

	$622,803	$992,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$4,872	$2,006
Accounts payable and accrued liabilities	32,468	75,090
Accrued interest	7,742	—
Capital lease obligation	1,217	1,156
Deferred income taxes	—	4,946
Other current liabilities	2,564	1,292

Total current liabilities	48,863	84,490
Long-term debt	340,310	331,000
Asset retirement obligations	12,839	15,412
Deferred income taxes	—	69,981
Capital lease obligation	4,521	5,738
Other liabilities	1,308	1,818

Total liabilities	407,841	508,439
Stockholders' equity:
Common stock, 85,192,955 and 85,026,202 shares issued and outstanding	835	833
Capital surplus	984,438	978,880
Accumulated deficit	(770,494)	(495,959)
Accumulated other comprehensive income	183	108

Total stockholders' equity	214,962	483,862

	$622,803	$992,301

Commitments and contingencies (Note 13)

See accompanying notes to consolidated financial statements.

LONE PINE RESOURCES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of Canadian dollars, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Oil and natural gas	$161,703	$191,170	$151,184
Interest and other	54	30	24

Total revenues	161,757	191,200	151,208
Costs, expenses and other:
Lease operating expenses	51,406	38,789	26,547
Production and property taxes	3,083	2,337	2,513
Transportation and processing	15,600	17,252	11,104
General and administrative	18,694	13,115	9,590
Depreciation, depletion and amortization	116,215	85,751	65,811
Ceiling test write-down of oil and natural gas properties	271,749	—	—
Impairment of goodwill	17,328	—	—
Interest expense	30,215	7,177	437
Interest expense on borrowings from Forest Oil Corporation	—	2,857	6,753
Accretion of asset retirement obligations	1,305	1,071	1,073
Foreign currency exchange gains	(903)	(4,976)	(13,924)
Gains on derivative instruments	(14,272)	(28,167)	—
Other, net	824	3,467	568

Total costs, expenses and other	511,244	138,673	110,472

Earnings (loss) before income taxes	(349,487)	52,527	40,736
Income tax expense (recovery)	(74,952)	17,724	7,911

Net earnings (loss)	$(274,535)	$34,803	$32,825

Basic and diluted earnings (loss) per common share	$(3.23)	$0.44	$0.47

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands of Canadian dollars)

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$(274,535)	$34,803	$32,825
Other comprehensive income (loss)
Amortization of accumulated actuarial gain (loss), net of tax	75	(143)	192
Foreign currency translation adjustments, net of tax	—	361	44

	75	218	236

Comprehensive income (loss)	$(274,460)	$35,021	$33,061

See accompanying notes to consolidated financial statements.

LONE PINE RESOURCES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of Canadian dollars)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net earnings (loss)	$(274,535)	$34,803	$32,825
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	116,215	85,751	65,811
Amortization of deferred costs	2,399	1,095	411
Ceiling test write-down of oil and natural gas properties	271,749	—	—
Impairment of goodwill	17,328	—	—
Accretion of asset retirement obligations	1,305	1,071	1,073
Deferred income tax expense (recovery)	(74,952)	17,724	7,911
Unrealized foreign currency exchange gains	(803)	(4,976)	(13,655)
Unrealized losses (gains) on derivative instruments	15,377	(19,786)	—
Stock-based compensation	3,371	269	—
Other, net	(1,640)	2,459	(128)
Changes in operating assets and liabilities:
Accounts receivable	12,302	4,322	(10,747)
Prepaid expenses and other current assets	922	3,005	(4,111)
Accounts payable and accrued liabilities	(16,222)	19,284	(732)
Accrued interest and other current liabilities	7,742	(24,198)	8,723

Net cash provided by operating activities	80,558	120,823	87,381
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(184,833)	(325,095)	(208,869)
Other fixed assets	(3,189)	(12,841)	(44,310)
Proceeds from divestiture of assets, net	97,747	343	28,024

Net cash used in investing activities	(90,275)	(337,593)	(225,155)
Financing activities:
Net proceeds from issuance of long-term debt	192,052	—	—
Debt issuance costs	(1,295)	(4,700)	—
Proceeds from bank borrowings	3,086,000	2,531,000	151,000
Repayments of bank borrowings	(3,269,000)	(2,200,000)	(151,000)
Proceeds from Forest Oil Corporation	—	106,512	128,703
Repayments to Forest Oil Corporation	—	(368,385)	(1,264)
Cash distribution to Forest Oil Corporation	—	(28,711)	—
Proceeds from issuance of common stock, net of offering costs	—	173,086	—
Change in bank overdrafts	2,866	440	1,566
Proceeds from sale-leaseback	—	7,723	—
Capital lease payments	(1,156)	(829)	—
Other, net	2	(43)	(60)

Net cash provided by financing activities	9,469	216,093	128,945
Effect of exchange rate changes on cash	—	380	—

Net decrease in cash	(248)	(297)	(8,829)
Cash at beginning of year	276	573	9,402

Cash at end of year	$28	$276	$573

Supplemental cash flow disclosures:
Interest paid during the year	$19,805	$7,723	$479
Interest paid during the year on borrowings from Forest Oil Corporation	$—	$23,359	$136
Income taxes paid during the year	$—	$—	$—
Change in non-cash working capital related to property and equipment	$26,417	$13,748	$4,636

See accompanying notes to consolidated financial statements.

LONE PINE RESOURCES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands of Canadian dollars, except number of shares)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Capital Surplus			Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balances at December 31, 2009	2	$—	$267,260	$3,769	$(346)	$270,683
Comprehensive income (loss):
Net earnings (loss)	—	—	—	32,825	—	32,825
Other comprehensive income	—	—	—	—	236	236

Balances at December 31, 2010	2	—	267,260	36,594	(110)	303,744
Stock dividend to Forest Oil Corporation	—	—	567,356	(567,356)	—	—
Stock issued to Forest Oil Corporation for its contribution of its direct and indirect interests in Lone Pine Resources Canada Ltd.	70,000	687	(687)	—	—	—
Elimination of common shares of Lone Pine Resources Canada Ltd.	(2)	—	—	—	—	—
Cash distribution to Forest Oil Corporation	—	—	(28,711)	—	—	(28,711)
Issuance of common stock, net of offering costs and tax	15,000	146	172,940	—	—	173,086
Capital contribution from Forest Oil Corporation	—	—	414	—	—	414
Restricted stock issued (net of forfeitures)	26	—	—	—	—	—
Amortization of stock-based compensation	—	—	308	—	—	308
Comprehensive income (loss):
Net earnings (loss)	—	—	—	34,803	—	34,803
Other comprehensive income	—	—	—	—	218	218

Balances at December 31, 2011	85,026	833	978,880	(495,959)	108	483,862
Issuance of common stock, net of tax	167	2	827	—	—	829
Amortization of stock-based compensation	—	—	5,603	—	—	5,603
Capital surplus related to vested stock-based compensation	—	—	(872)	—	—	(872)
Comprehensive income (loss):
Net earnings (loss)	—	—	—	(274,535)	—	(274,535)
Other comprehensive income	—	—	—	—	75	75

Balances at December 31, 2012	85,193	$835	$984,438	$(770,494)	$183	$214,962

See accompanying notes to consolidated financial statements.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

        Lone Pine Resources Inc. ("Lone Pine" or the "Company") is an independent oil and natural gas exploration, development and production company with operations in Canada. Its reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec, and in the Northwest Territories. Lone Pine was incorporated on September 30, 2010 by Forest Oil Corporation ("Forest") in contemplation of an initial public offering by Lone Pine (the "IPO") of Lone Pine's common stock with Forest subscribing for one share of Lone Pine common stock. Lone Pine's predecessor, Lone Pine Resources Canada Ltd. ("LPR Canada"), formerly known as Canadian Forest Oil Ltd. ("CFOL"), was a wholly owned subsidiary of Forest and certain of Forest's other wholly owned subsidiaries and was originally acquired by Forest in 1996. Forest contributed its direct and indirect ownership interests in LPR Canada to Lone Pine in conjunction with the IPO in exchange for 69,999,999 shares of common stock of Lone Pine and $28.7 million in cash. The IPO was completed on June 1, 2011, with Forest retaining a controlling interest in Lone Pine, owning 70 million shares of Lone Pine common stock representing approximately 82% of the outstanding shares of Lone Pine common stock.

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

        The consolidated financial statements reflect the financial position, results of operations, cash flows or other information of:

  •
  LPR Canada for periods prior to the inception of Lone Pine on September 30, 2010;

  •
  Lone Pine and LPR Canada, on a combined basis, for the period from Lone Pine's inception through the completion of the IPO on June 1, 2011; and

  •
  Lone Pine and its wholly owned consolidated subsidiaries for periods subsequent to June 1, 2011.

        Certain amounts in prior years' financial statements have been reclassified to conform to the current year's financial statement presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

        These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Substantially all of the Company's operations are conducted jointly with others. The consolidated financial statements reflect only Lone Pine's proportionate share of assets, liabilities, revenues and expenses. All intercompany accounts and transactions have been eliminated.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Assumptions, Judgments and Estimates

        In the course of preparing the consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could materially differ from amounts previously established. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position of Lone Pine and the results of its operations, its cash flows and changes in its stockholders' equity for the periods presented.

        The more significant areas requiring the use of assumptions, judgments and estimates relate to:

  •
  Estimates of proved reserves and related future cash flows used for depletion and ceiling test impairment calculations;

  •
  Estimated fair value of long-term assets used for impairment calculations;

  •
  Fair value of the Company used for the goodwill impairment test;

  •
  Estimates of future taxable earnings used to assess the realizable value of deferred tax assets;

  •
  Fair value of asset retirement obligations and costs;

  •
  Fair value of derivative instruments;

  •
  Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate;

  •
  Accruals for stock-based compensation arrangements and whether or not the performance criteria will be met and what the ultimate payout will be; and

  •
  Accruals for legal claims, environmental risks and exposures.

Business Combinations

        Business combinations are accounted for using the acquisition method. The acquired identifiable net assets are measured at their fair value at the date of acquisition. Any excess of the consideration transferred over the fair value of the net assets acquired is recognized as goodwill. Any deficiency of the purchase price below the fair value of the net assets acquired is recorded as a gain in net earnings. Associated transaction costs are expensed when incurred.

Property and Equipment

        The Company's oil and natural gas operations are conducted in Canada and are accounted for using the full cost method of accounting. All costs incurred in the acquisition, exploration and development of properties (including costs of surrendered and abandoned leaseholds, dry holes and overhead directly related to exploration and development activities) and the fair value of estimated future costs of site restoration, dismantlement and abandonment activities are capitalized. Interest costs related to significant unproved properties that are under development are also capitalized to oil and natural gas properties.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        Investments in unproved properties, including capitalized interest costs, are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed periodically to ascertain whether impairment has occurred. Unproved properties whose costs are individually significant are assessed separately by considering the primary lease terms of the properties, the holding period of the properties and geographic and geologic data obtained relating to the properties. Where it is not practicable to assess individually the amount of impairment of properties for which costs are not individually significant, such properties are grouped for purposes of assessing impairment. If an impairment is identified, the amount of the impairment assessed is added to the costs to be amortized.

        Under the full cost method of accounting for oil and natural gas activities, a ceiling test calculation is performed each quarter. The ceiling test is a limitation on capitalized costs prescribed by the Securities Exchange Commission ("SEC") Regulation S-X Rule 4-10. The ceiling test is not a fair-value based measurement. It is a standardized mathematical calculation using oil and natural gas prices based on the average of the first-day-of-the-month prices during the 12-month period prior to the reporting date. The ceiling test provides that capitalized costs less related accumulated depletion and deferred income taxes for a cost center may not exceed the sum of: (1) the present value of future net revenue from estimated production of proved oil and natural gas reserves using the 12-month average trailing prices, excluding the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, at a discount factor of 10%; plus (2) the cost of properties not being amortized, if any; plus (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any; less (4) income tax effects related to differences in the book and tax basis of oil and natural gas properties. Should the net capitalized costs for a cost center exceed the sum of the components noted above, a ceiling test write-down would be recognized to the extent of the excess capitalized costs.

        Gains or losses on the sale of oil and natural gas properties are typically included in proved properties balances. These gains or losses are not recognized in earnings unless the sale significantly alters the relationship between capitalized costs and estimated proved oil and natural gas reserves attributable to a cost center.

        The Company computes depletion of oil and natural gas properties on a quarterly basis using the unit-of-production method based on production for the period and estimates of proved reserve quantities. Future development costs related to properties with proved reserves are also included in the amortization base for computation of depletion.

        Beginning in the fourth quarter of 2012, the method of depreciating certain gas-gathering assets was changed to the straight-line method from the units-of-production method. The change in method of depreciation was to better reflect the estimated useful life of these assets. As a result of the change in accounting estimate effected by a change in accounting principle, Lone Pine began accounting for the new method of depreciation prospectively in the fourth quarter of 2012. In the fourth quarter of 2012, depreciation for these assets using the straight-line method instead of the units-of-production method resulted in an increase to depreciation expense of approximately $0.6 million, or approximately $0.01 per share, which resulted in a decrease to net income and a decrease to proved oil and natural gas properties of the same amount. If the straight-line method instead of the units-of-production method had been used for the full year of 2012, depreciation expense would have increased approximately $2.1 million, or approximately $0.02 per share, resulting in an increase to net loss and a decrease to proved oil and natural gas properties of the same amount.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        Furniture and fixtures, computer hardware and software, other equipment and leasehold improvements are depreciated on the straight-line or declining balance method based upon their estimated useful lives.

        The carrying value of long-term assets, excluding goodwill and oil and natural gas properties but including other property and equipment, are assessed for impairment when indicators suggest that the carrying value of an asset or asset group may not be recoverable. If the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the continued use and eventual disposition of the asset or asset group, an impairment is recognized in earnings for the excess of the carrying amount over its estimated fair value.

Leases

        Leases entered into for the use of an asset are classified as either capital or operating leases. Capital leases transfer to the Company substantially all risks and benefits incidental to ownership of the leased item. Capital leases are also capitalized upon commencement of the lease term if the lease arrangement contains a bargain purchase option or ownership of the leased asset transfers at the end of the lease term. Assets recorded under capital leases are capitalized at the lower of the fair value of the leased asset or the present value of the minimum lease payments, and are amortized over the estimated useful life of the assets. Amortization of capitalized leased assets is included in depreciation, depletion and amortization in the consolidated statements of operations. All other leases are classified as operating leases and the payments are recognized on a straight-line basis over the lease term.

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

Transportation and Processing Costs

        Costs paid by the Company for the transportation and processing of natural gas, oil and natural gas liquids are recognized when the product is delivered and the services provided.

Stock-based Compensation

        Lone Pine has cash and stock-based compensation plans under which it may issue stock options, restricted stock units, phantom stock units and performance units to its directors, officers and employees.

        Stock options, restricted stock units, performance units and stock-settled phantom stock units are accounted for as equity instruments, which are measured at fair value on the grant date using the Black-Scholes-Merton valuation model and are not revalued at each reporting date. The fair value is recognized as compensation costs over the required service period with a corresponding increase recorded in contributed surplus. When these units or options vest, the par value of the shares is recorded as share capital.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        Phantom stock units that may be settled in cash or in cash or shares are accounted for as liability instruments and are included in other current liabilities and other non-current liabilities on the consolidated balance sheets. The units are measured at fair value based on the market value of Lone Pine's common shares at each period end. The fair value is recognized as compensation costs over the required service period. Fluctuations in the fair value are recognized as compensation costs in the period in which they occur.

        The Company recognizes stock-based compensation expense for all awards over the service period required to earn the award, which is the shorter of the vesting period or the time period an employee becomes eligible to retain the award at retirement or termination. Awards that have graded vesting service provisions are amortized on a straight-line basis over each requisite service period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual or estimated forfeitures differ from those estimates.

        For stock-based compensation related to Forest's plans, costs were recorded in the amount payable to Forest as each was satisfied by Forest with Forest common stock. Phantom stock unit compensation cost was recorded to a separate liability since the units were settled in cash or shares. When phantom stock units were settled in stock, the liability was transferred to the amount payable to Forest since the units were settled by Forest with Forest common stock.

Foreign Currency Translation

        Transactions in a currency different from the Canadian dollar are translated into Canadian dollars at the period end rate for assets and liabilities, and at the average rate for the period for revenue and expenses, with gains or losses included in earnings. Gains or losses that arose from remeasuring Lone Pine's financial statements from U.S. dollars, the reporting currency at that time, into Canadian dollars, the functional currency, were included in accumulated other comprehensive income.

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

Debt Issuance Costs

        Original issue discounts and commissions associated with the issuance of long-term debt are recorded as a reduction in the carrying value of long-term debt and are amortized using the effective interest rate method over the term of the debt. Direct and incremental costs related to the issuance of

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

long-term debt are capitalized in other assets and amortized over the term of the debt using the straight-line method, which approximates the effective interest rate method.

        Incremental costs associated with the Company's bank credit facility are capitalized in other assets and are amortized over the term of the specific facility.

Asset Retirement Obligations

        Lone Pine's asset retirement obligations include costs related to the plugging of wells, the removal of facilities and equipment and site restoration of oil and natural gas properties. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The liability is initially measured at fair value using the Company's credit-adjusted risk-free interest rate to discount the obligation and the same amount is capitalized to oil and natural gas properties. Subsequent to initial measurement, the asset retirement obligations are accreted each period to their present value. Capitalized asset retirement costs are depleted as a component of the full cost pool using the units-of-production method and recognized as part of depletion, depreciation and amortization on the consolidated statements of operations. If estimated future costs of asset retirement obligations change, an adjustment is recorded to both the asset retirement obligations and the oil and natural gas properties. Revisions to the estimated asset retirement obligation can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment. Actual expenditures incurred are charged against the accumulated asset retirement obligation.

Employee Benefits

        Lone Pine sponsors a group savings plan ("GSP") for its employees. Prior to January 1, 2012, the Company also sponsored a defined contribution pension plan ("DCPP"). Pension expense for the GSP and DCPP is recorded as the benefits are earned by the employees.

        The Company also sponsors a post-retirement benefits plan to certain retirees. The plan is closed to new entrants. Expense for the post-retirement benefits plan includes the cost of post-retirement benefits earned during the current year, the interest cost on post-retirement benefits obligations, the amortization of adjustments arising from plan amendments and the amortization of the excess of the net actuarial gain or loss over 10 percent of the benefit obligation. Amortization is recognized on a straight-line basis over a period covering the expected average remaining lifetime of the retired members covered by the plan.

        The liability of the post-retirement benefits plan is actuarially determined using the projected unit credit actuarial cost method prorated on service and reflects the Company's best estimate of salary escalation, retirement ages of employees and expected future health care costs. The accrued benefit obligation is discounted using the market interest rate on high-quality corporate debt instruments as at the measurement date.

        The Company accounts for its post-retirement benefits plan by recognizing the underfunded status of the plan as an asset or liability in its consolidated balance sheet and recognizing changes in that funded status in the year in which the changes occur through other comprehensive income.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Allowance for Doubtful Accounts

        The Company estimates losses on receivables based on known uncollectible accounts, if any, and historical experience of losses incurred.

Inventory

        Materials inventory, which primarily comprises materials and supplies that have been acquired for use in future capital development, is valued at the lower of cost or net realizable value on a first-in, first-out basis. Materials inventory is included on the consolidated balance sheet in unproved properties if it will be used for replacement parts for upstream operations or in other non-current assets if it will be held for resale.

        Crude oil inventories are valued at the lower of cost and net realizable value on a first-in, first-out or weighted average cost basis. The cost of inventory includes all direct costs incurred in the normal course of business, including depletion. Net realizable value is the estimated selling price in the ordinary course of business less any expected selling costs. If the carrying amount exceeds net realizable value, a write-down is recognized in other, net on the consolidated statements of operations.

Goodwill

        Goodwill is not subject to amortization, and therefore the Company performs an annual impairment assessment, which is performed in the fourth quarter of each year. In addition, the Company tests goodwill for impairment if events or circumstances change between annual tests indicating a possible impairment. The impairment assessment requires the Company to make estimates regarding the fair value of the reporting unit to which goodwill has been assigned. Although the Company bases its fair value estimate on assumptions it believes to be reasonable, those assumptions are inherently unpredictable and uncertain. If the fair value of goodwill is less than its carrying value, the difference is recognized as an impairment loss in the consolidated statements of operations.

Derivative Instruments

        The Company records all derivative instruments as either assets or liabilities at fair value, other than the derivative instruments that meet the normal purchases and sales exception. The Company has elected to not designate its derivative instruments as hedges and, therefore, records in earnings all changes in fair value of its derivative instruments, which are reported as a single line item on the consolidated statements of operations together with realized gains and losses on the derivative instruments. In the consolidated statements of cash flows, realized gains and losses are recorded within net cash provided by operating activities.

Cash and Bank Overdraft

        The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash equivalents are recorded at cost, which approximates fair value. Bank overdraft balances are calculated as checks in excess of actual funds and are presented separately on the consolidated balance sheet as a current liability.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings (loss) per Share

        Basic earnings (loss) per share is computed using the two-class method by dividing net earnings (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. The two-class method of computing earnings per share is required for those entities that have participating securities or multiple classes of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Holders of restricted stock issued under Lone Pine's stock incentive plan have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock. Holders of phantom stock units issued to directors under Lone Pine's stock incentive plan also have the right to receive non-forfeitable cash dividends, participating on an equal basis with common stock, while phantom stock units issued to employees do not participate in dividends. In summary, Lone Pine restricted stock units and director phantom stock units are participating securities, and earnings are allocated to both common stock and these participating securities under the two-class method. However, these participating securities do not have a contractual obligation to share in Lone Pine's losses. Therefore, in periods of net loss, none of the loss is allocated to these participating securities.

        Diluted earnings per share is calculated giving effect to the potential dilution that would occur if outstanding stock options or potentially dilutive share units were exercised or converted to common stock. Potentially dilutive share units include phantom stock units settled in shares and unvested restricted stock units. For share units issued that may be settled in cash or shares at the Company's option, the share units are included in diluted earnings per share if the effect is dilutive. Shares issued or issuable under the Company's employee stock purchase plan ("ESPP") are included in basic earnings per share.

        Diluted earnings per share is the more dilutive calculation using either the two-class method or the treasury stock method. Under the treasury stock method, diluted earnings (loss) per share is computed by dividing (a) net earnings (loss), adjusted for the effects of certain contracts, if any, that provide the issuer or holder with a choice between settlement methods, by (b) the weighted average number of common shares outstanding, adjusted for the dilutive effect, if any, of potential common shares. The treasury stock method assumes that the proceeds received from the exercise of all potentially dilutive instruments are used to repurchase common shares at the average market price.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

Standards Adopted in 2012

        In the first quarter of 2012, the Company adopted Accounting Standards Update 2011-04, Fair Value Measurement and Disclosure Requirements ("ASU 2011-04"), which revised the existing guidance on fair value measurement under GAAP as part of the U.S. Financial Accounting Standards Board's ("FASB") joint project with the International Accounting Standards Board. Under the revised standard, the Company is required to provide additional disclosures about fair value measurements, including information about the unobservable inputs and assumptions used in Level 3 fair value measurements, a description of the valuation methodologies used in Level 3 fair value measurements and the level in the fair value hierarchy of items that are not measured at fair value but whose fair value disclosure is required. The adoption of ASU 2011-04 did not have a significant impact on the Company's financial statements.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In the first quarter of 2012, the Company adopted Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment ("ASU 2011-08"), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, it is required to perform the first step of the two-step goodwill impairment test, which may then lead an entity to perform the second step as well. Entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step goodwill impairment test. As a result of adopting ASU 2011-08, the Company only considered qualitative factors for impairment testing purposes in its interim periods, but performed the full goodwill impairment test at December 31, 2012.

Future Accounting Pronouncements

        In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures about amounts reclassified out of accumulated other comprehensive income. The pronouncement is effective for annual reporting periods beginning after December 15, 2012 and will be applied prospectively. The amendments are not expected to affect the Company's disclosures.

        The FASB has issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities and Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which require disclosure of both gross and net information about certain financial instruments and transactions eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement. These pronouncements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. Lone Pine does not expect the adoption of these amendments to have a material impact on its financial statements.

        In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers indefinitely the requirements in Accounting Standards Update No. 2011-05, Comprehensive Income, Presentation of Comprehensive Income ("ASU 2011-05") to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The adoption of this authoritative guidance will not have an impact on the Company's financial statements until ASU 2011-05 is finalized and issued by the FASB.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) ACCOUNTS RECEIVABLE

        The components of accounts receivable include the following:

	At December 31,
	2012	2011
	(In thousands)
Accrued revenue	$10,129	$19,210
Trade accounts receivable	3,238	5,506
Other	3,648	4,533
Allowance for doubtful accounts	(513)	(445)

Total accounts receivable	$16,502	$28,804

        Lone Pine's accounts receivable are primarily from purchasers of the Company's oil, natural gas and natural gas liquids, and from other exploration and production companies that own working interests in the properties the Company operates. At December 31, 2012, three (December 31, 2011—three) customers individually accounted for more than 10% of total accounts receivable, which accounted for $8.0 million (December 31, 2011—$12.3 million) of accounts receivable. Trade receivables are non-interest bearing. In determining the recoverability of trade receivables, the Company considers the age of the outstanding receivable and the credit worthiness of the counterparties.

(5) INVENTORY

        The Company's materials inventory, which is included in other non-current assets on the consolidated balance sheets, comprised $3.7 million of materials and supplies at December 31, 2012 as compared to $3.5 million as of December 31, 2011. In the fourth quarters of 2012 and 2011, Lone Pine recognized reductions in the carrying value of certain inventory of $0.5 million ($0.4 million after tax) and $2.3 million ($1.7 million after tax), respectively, which were recorded in other, net on the consolidated statements of operations. The reductions were based on estimated selling prices and related primarily to material and supplies purchased for natural gas development projects. The Company was not required to take an impairment charge on the carrying value of its inventory during the year ended December 31, 2010.

(6) PROPERTY AND EQUIPMENT

Divestitures

        During the year ended December 31, 2012, Lone Pine completed the divestiture of certain non-core properties in Alberta for proceeds of $97.5 million after closing adjustments. The proceeds reduced the net book value of oil and natural gas properties, and no gain or loss was recognized on any of the divestitures.

Acquisition

        On April 29, 2011, the Company completed the acquisition of certain natural gas properties located in the Narraway/Ojay fields of Alberta and British Columbia. The acquisition increased the Company's working interests in certain properties already owned and operated by the Company in the area and provided additional capacity in gathering systems and a gas plant in the area. The business combination was accounted for using the acquisition method.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) PROPERTY AND EQUIPMENT (Continued)

        The following table outlines the final allocation of the purchase price for the properties acquired.

(In thousands)
Proved properties	$40,454
Unproved properties	26,285
Gas plant/pipelines	8,000
Asset retirement obligations	(292)

$74,447

        The consolidated statement of operations for the year ended December 31, 2011 included $7.9 million of revenue from these properties since their acquisition date of April 29, 2011 and reduced net earnings by approximately $0.8 million. The disclosure of supplemental pro forma information, which would disclose Lone Pine's consolidated revenue and net earnings as though the business combination had occurred January 1, 2010, is not available because it has been impractical for the Company to obtain sufficient information regarding the revenues and costs related to the properties in previous periods. As a result, the required pro forma disclosures would require significant estimates which could not be objectively or independently verified.

Capitalization of Costs

        Under the full cost method of accounting, Lone Pine capitalized the following amounts for the years indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
General and administrative (including stock-based compensation)	$6,780	$4,486	$5,773
Interest on unproved properties	$—	$675	$791

Ceiling Test Write-downs

        In order to perform the quarterly ceiling test calculations during the year ended December 31, 2012, the Company used internal estimates of its proved oil and natural gas reserves, and the present value of future net revenue from those reserves. As a result of a decline in the 12-month average trailing natural gas price, the Company's quarterly internal estimates of proved undeveloped natural gas volumes decreased significantly during the year ended December 31, 2012. The decreases in natural gas volumes also reduced the present value of future net revenue from proved reserves and resulted in the Company recognizing ceiling test write-downs totaling $271.7 million before tax for the year ended December 31, 2012.

        In order to perform the ceiling test calculations at December 31, 2012 and 2011, the Company used external estimates prepared by DeGolyer and MacNaughton, an independent petroleum engineering firm. No ceiling test write-downs were recorded for the years ended December 31, 2011 and 2010.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) PROPERTY AND EQUIPMENT (Continued)

Net Property and Equipment

        Net property and equipment consisted of the following as of the dates indicated:

	At December 31,
	2012	2011
	(In thousands)
Oil and natural gas properties:
Proved	$1,966,218	$1,907,987
Unproved	148,956	141,332
Accumulated depletion	(1,590,015)	(1,203,755)

Net oil and natural gas properties	525,159	845,564

Other property and equipment:
Gas gathering, furniture and fixtures, computer hardware and software and other equipment	75,754	75,060
Accumulated depreciation and amortization	(10,658)	(8,647)

Net other property and equipment	65,096	66,413

Total net property and equipment	$590,255	$911,977

        The following table summarizes Lone Pine's investment in unproved properties as of December 31, 2012, by the year in which such costs were incurred.

	Total	2012	2011	2010	2009 & Prior
		(In thousands)
Acquisition costs	$85,161	$10,300	$37,383	$20,724	$16,754
Exploration costs	56,389	3,029	14,889	6,187	32,284
Development costs	6,552	5,260	1,088	5	199
Capitalized interest	854	—	401	453	—

Total	$148,956	$18,589	$53,761	$27,369	$49,237

        Unproved oil and natural gas property costs include oil and natural gas property acquisitions and leasehold acquisition costs, and the Company expects that substantially all of these costs will be reclassified to proved properties within ten years. Unproved oil and natural gas property costs also include work-in-progress on various projects, including the Utica Shale in Quebec and the Liard Basin in the Northwest Territories, although the timing of reclassifying these costs to proved properties is unknown as of December 31, 2012.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) ASSET RETIREMENT OBLIGATIONS

        The following table summarizes the activity for the Company's asset retirement obligations for the years indicated.

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$16,015	$14,105
Accretion expense	1,305	1,071
Liabilities incurred	315	155
Liabilities assumed on acquisition	—	292
Liabilities settled	(940)	(148)
Divestiture of properties	(1,456)	—
Revisions of estimated liabilities	—	540

Balance at end of year	15,239	16,015
Less: current portion of asset retirement obligations	2,400	603

Long-term asset retirement obligations	$12,839	$15,412

        The current portion of asset retirement obligations is included in other current liabilities on the consolidated balance sheets.

(8) LONG-TERM DEBT

        The components of long-term debt are as follows.

	At December 31, 2012			At December 31, 2011
	(In Thousands)
	Principal	Unamortized Discount	Total	Principal	Unamortized Discount	Total
Senior Notes	$198,985	$6,675	$192,310	$—	$—	$—
Bank credit facility	148,000	—	148,000	331,000	—	331,000

	$346,985	$6,675	$340,310	$331,000	$—	$331,000

Senior Notes

        On February 14, 2012, LPR Canada (the "Subsidiary Issuer"), an Alberta corporation and a wholly owned subsidiary of the Company, issued US$200 million aggregate principal amount of 10.375% senior notes due 2017 (the "Senior Notes"). Interest is payable on the Senior Notes semi-annually in arrears on each February 15 and August 15. The first interest payment was made on August 15, 2012. The Senior Notes are guaranteed on a senior unsecured basis by the Company (the "Parent Guarantor") and all of the Company's subsidiaries, other than LPR Canada (together with the Parent Guarantor, the "Guarantors"). These guarantees are full and unconditional, and joint and several among the Guarantors. After the original issue discount of 1.423% and commissions of approximately $4.9 million, the issuance of the Senior Notes resulted in net proceeds to the Company of $192 million. The Senior Notes have an effective interest rate of 11.40%.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) LONG-TERM DEBT (Continued)

        The Senior Notes were issued pursuant to an indenture, dated February 14, 2012 (the "Indenture"), among LPR Canada, the Guarantors and U.S. Bank National Association, as trustee.

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

        The Indenture contains customary covenants that restrict Lone Pine's ability and the ability of certain of its subsidiaries to: (i) sell assets, including equity interests in its subsidiaries; (ii) pay distributions on, redeem or repurchase its common stock or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred stock; (v) create or incur certain liens; (vi) make certain acquisitions and investments; (vii) redeem or prepay other debt; (viii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to it; (ix) consolidate, merge or transfer all or substantially all of its assets; (x) engage in transactions with affiliates; (xi) create unrestricted subsidiaries; (xii) enter into sale and leaseback transactions; or (xiii) engage in certain business activities. These covenants are subject to a number of important exceptions and qualifications. If the Senior Notes achieve an investment grade rating from both of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, and no Default (as defined in the Indenture) has occurred and is continuing, many of these covenants will terminate.

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

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) LONG-TERM DEBT (Continued)

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

        On November 2, 2012, LPR Canada completed an exchange offer whereby it offered to exchange its privately-placed Senior Notes for like principal amounts of 10.375% Senior Notes due 2017 that have been registered under the Securities Act of 1933, as amended. The exchange offer fulfilled the Company's obligations under the registration rights agreement that it entered into as part of the February 2012 issuance.

Bank Credit Facility

        Lone Pine maintains a $500 million credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the "Credit Facility"). The Credit Facility became effective upon the closing of the IPO and will mature on March 18, 2016. Availability under the Credit Facility is governed by a borrowing base, which was $275 million at December 31, 2012. At December 31, 2012, the Company had $148 million (December 31, 2011—$331 million) outstanding at a weighted average interest rate of 3.54%, and remaining borrowing capacity of $125 million (after deducting $2 million of outstanding letters of credit).

        The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada's oil and natural gas properties in accordance with the lenders' customary practices for oil and gas loans. The borrowing base is redetermined semi-annually, and the available borrowing amount under the Credit Facility could increase or decrease based on such redetermination. In September 2011, at the first redetermination of the borrowing base, Lone Pine entered into an amendment to increase the borrowing base to $425 million from $350 million. In February 2012, the borrowing base was automatically reduced to $375 million upon completion of the offering of the Senior Notes. In May 2012, the borrowing base was reaffirmed at $375 million and on October 18, 2012, the borrowing base was reduced to $325 million in the second semi-annual redetermination with the divestiture of non-core assets. On December 14, 2012, the borrowing base was reduced to $275 million with further divestitures of non-core assets. The next scheduled redetermination of the borrowing base is expected to occur on or about May 1, 2013. In addition to the scheduled semi-annual redeterminations, LPR Canada and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.

        The borrowing base is also subject to change in the event (1) Lone Pine or any of its restricted subsidiaries issue senior unsecured notes, in which case the borrowing base will immediately be reduced by an amount equal to 25% of the stated principal amount of such issued senior unsecured notes, excluding any senior unsecured notes that Lone Pine or any of its restricted subsidiaries may issue to refinance then-existing senior notes (2) LPR Canada divests of oil and natural gas properties included

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) LONG-TERM DEBT (Continued)

in the borrowing base having a fair market value in excess of 10% of the borrowing base then in effect or (3) if there is a casualty event related to oil and natural gas properties included in the borrowing base. The borrowing base is subject to other automatic adjustments under the Credit Facility. A lowering of the borrowing base could require LPR Canada and Lone Pine to repay indebtedness in excess of the borrowing base in order to cover a deficiency.

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

        The Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions, and also includes a financial covenant. The Credit Facility provides that LPR Canada will not permit its ratio of total debt outstanding to consolidated earnings before interest, taxes, depreciation and amortization (as defined by the terms of the bank credit facility and adjusted for non-cash charges) for a trailing 12-month period to be greater than 4.00 to 1.00. As at December 31, 2012, this ratio was 3.8 to 1.00.

        Under certain conditions, amounts outstanding under the Credit Facility may be accelerated. Acceleration of the indebtedness under the Credit Facility would occur automatically in the case of a bankruptcy or insolvency event with respect to Lone Pine or its subsidiaries. Subject to notice and cure periods, certain events of default under the Credit Facility will result in acceleration of the indebtedness under the facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under the Credit Facility (including the financial covenant), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control and a failure of the liens securing the Credit Facility.

        The Credit Facility is collateralized by the assets of LPR Canada and certain of its restricted subsidiaries. Under the Credit Facility, LPR Canada is required to mortgage and grant a security interest in 75% of the present value of the proved oil and natural gas properties and related assets of LPR Canada and its restricted subsidiaries. LPR Canada is required to pledge, and has pledged, the stock of its subsidiary to the lenders to secure the Credit Facility. Under certain circumstances, LPR Canada could be obligated to pledge additional assets as collateral. The stock of all of Lone Pine's subsidiaries has been pledged to the lenders to secure the Credit Facility. Lone Pine and certain of its other subsidiaries have guaranteed the obligations of LPR Canada under the Credit Facility.

        Of the $500 million total nominal amount under the Credit Facility, JPMorgan Chase Bank, N.A., Toronto Branch and eight other banks hold 100% of the total commitments, with JPMorgan Chase Bank, N.A., Toronto Branch and one other lender holding 16.7% each, three lenders holding 11.7% each, one lender holding 10%, one lender holding 8.3% and the other lenders holding 6.7% each of the total commitments.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8) LONG-TERM DEBT (Continued)

        From time to time, Lone Pine and its affiliates have engaged or may engage in other transactions with a number of the lenders under the Credit Facility. Such lenders or their affiliates have served as underwriters in connection with Lone Pine's IPO or initial purchasers in connection with Lone Pine's offering of the Senior Notes, serve as counterparties to LPR Canada's commodity derivative agreements, and may, in the future, act as agent or directly purchase LPR Canada's production.

        As at December 31, 2012, the commitment fee on the unused portion of the borrowing base was 0.5%.

Interest

        The following table summarizes interest costs incurred, including interest expense on borrowings from Forest, and the amount capitalized during the years indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest costs	$30,215	$10,709	$7,981
Less: interest costs capitalized	—	(675)	(791)

Interest expense	$30,215	$10,034	$7,190

(9) CAPITAL LEASES

        Lone Pine leases certain compressors and surface equipment under a capital lease. The capital lease obligation is secured by the leased assets. The net book value of the Company's assets recorded under capital leases is as follows.

	At December 31,
	2012	2011
	(In thousands)
Property and equipment	$6,356	$6,356
Other assets	1,367	1,367
Less: accumulated amortization and impairment	(1,643)	(1,221)

	$6,080	$6,502

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9) CAPITAL LEASES (Continued)

        The Company's future minimum lease payments under capital leases and the present value of the net minimum lease payments are as follows.

At December 31, 2012
(In thousands)
2013	$1,476
2014	1,476
2015	1,476
2016	1,914

Total minimum lease payments	6,342
Less: amount representing interest	(604)

Present value of minimum lease payments	5,738
Less: current capital lease obligation	(1,217)

$4,521

(10) EMPLOYEE BENEFITS

Defined Contribution Pension Plan and Group Savings Plan

        Lone Pine sponsored a DCPP under which the Company made contributions equal to $0.4 million in each of the years ended December 31, 2011 and 2010. The Company discontinued its DCPP on December 31, 2011. The Company also sponsors a GSP under which it makes contributions on behalf of employees. In 2012, the Company contributed $0.9 million to the GSP.

Post-retirement Benefits

        Lone Pine provides post-retirement benefits to former employees of LPR Canada, their beneficiaries and covered dependents. The plan, which consists primarily of medical benefits payable on behalf of retirees, is closed to new participants.

Expected Benefit Payments

        As of December 31, 2012, it is anticipated that the Company will be required to fund the following estimated benefit payments for the post-retirement benefits plan in the following years.

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018 - 2022
	(In thousands)
Expected funding of post-retirement benefits	$56	$54	$57	$60	$62	$347

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) EMPLOYEE BENEFITS (Continued)

Benefit Obligations

        The estimated benefit obligations associated with the Company's post-retirement benefits plan are as follows.

	Year Ended December 31,
	2012	2011
	(In thousands)
Benefit obligation at beginning of year	$1,273	$1,071
Interest cost	54	42
Actuarial loss (gain)	(74)	203
Benefits paid	(52)	(43)

Benefit obligation at end of year	$1,201	$1,273

Fair Value of Plan Assets

        There are no assets set aside under the post-retirement benefit plan. Any benefit plan payments made by the Company are treated as contributions. The fair value of the plan assets is as follows.

	Year Ended December 31,
	2012	2011
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	52	43
Benefits paid	(52)	(43)

Fair value of plan assets at end of year	$—	$—

Funded Status

        The funded status of the Company's post-retirement benefits plan is as follows.

	Year Ended December 31,
	2012	2011
	(In thousands)
Excess of benefit obligation over plan assets	$1,201	$1,273
Net actuarial loss	(296)	(396)

Net amount recognized	$905	$877

        The excess of benefit obligation over plan assets is recognized in other long-term liabilities on the consolidated balance sheets and the net actuarial loss is recognized in accumulated other comprehensive income.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) EMPLOYEE BENEFITS (Continued)

Annual Periodic Expense and Actuarial Assumptions

        The components of net periodic expense and the underlying weighted average actuarial assumptions are as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest cost	$54	$42	$51
Amortization of net actuarial loss	26	13	19

Total net periodic expense	$80	$55	$70

Discount rate used to determine net periodic expense	4.35%	4.00%	4.50%
Discount rate used to determine benefit obligations	3.75%	4.35%	4.00%

        Interest cost is included in general and administrative on the consolidated statements of operations and amortization of net accumulated actuarial loss is recognized in other comprehensive income.

        In 2010, the discount rates were determined by adjusting the Moody's Aa Corporate bond yield to reflect the difference between the duration of the future estimated cash flows of the post-retirement benefit obligations and the duration of the Moody's Aa index. In 2011, the Company refined its methodology used to determine the discount rate and used the rates produced by Natcan Investment Management ("Natcan") for December 31, 2011, which are also based on AA-rated corporate bonds. Natcan was retained by the Canadian Institute of Actuaries to produce the rates for the intended purpose of determining an appropriate rate for companies to value pension and other post-retirement benefit plan liabilities. The Company followed the same methodology in 2012 as in 2011.

        The Company estimates that net periodic expense for the year ended December 31, 2013 will include expense of $20,100 resulting from the amortization of accumulated actuarial loss included in accumulated other comprehensive income at December 31, 2012.

        The assumed health care cost trend rates that were used to measure the expected cost of benefits covered by the post-retirement benefits plan were as follows.

	Medical Benefits			Dental Benefits
Year Ended December 31,	2012	2011	2010	2012	2011	2010
Health care cost trend rate for the following year	9.0%	9.0%	9.0%	5.0%	5.0%	5.0%
Ultimate trend rate to which the cost trend rate is expected to decrease	7.0%	7.0%	7.0%	5.0%	5.0%	5.0%
Year that ultimate trend rate is expected to be reached	2017	2016	2016	2016	2016	2016

        Assumed health care cost trend rates have a significant effect on the amounts reported for post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) EMPLOYEE BENEFITS (Continued)

have resulted in the following increases (decreases) to the net periodic expense and benefit obligation for 2012.

	1% Increase	1% Decrease
	(In thousands)
Effect on service and interest cost components	$21	$(17)
Effect on post-retirement benefit obligation	$226	$(168)

(11) DERIVATIVE INSTRUMENTS

Commodity Derivatives

        Lone Pine enters into derivative instruments to manage its exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of the Company's cash flows. Lone Pine's commodity derivative instruments generally serve as effective economic hedges of commodity price exposure. Lone Pine has elected not to designate its derivatives as hedging instruments for accounting purposes, and recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the consolidated statements of operations

        Lone Pine's outstanding commodity swaps as of December 31, 2012 were as follows.

	Commodity Swaps
	Oil (NYMEX WTI)
Term	bbls/d(1)	Weighted Average Hedged Price per bbl
Calendar 2013	500	US$	101.00
Calendar 2013	2,000		$98.60

(1)
Barrels per day

        In connection with one of the commodity swaps, the Company sold a call option to the counterparty in exchange for the Company receiving a premium fixed price on the commodity swap. Lone Pine's outstanding option as of December 31, 2012 was as follows.

	Commodity Options
	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Calendar 2013	Monthly in 2013	500	$95.05

        The Company also enters into commodity collar agreements with third parties. A collar agreement is similar to a swap agreement, except that the Company receives the difference between the floor price and the index price only if the index price is below the floor price, and the Company pays the

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) DERIVATIVE INSTRUMENTS (Continued)

difference between the ceiling price and the index price only if the index price is above the ceiling price. The Company's outstanding commodity collars as of December 31, 2012 were as follows.

	Commodity Collars
	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d(1)	Weighted Average Floor Price per MMBtu		Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$	3.25	US$	3.93

(1)
Million British thermal units per day

Fair Value Amounts

        The table below summarizes the location of the gross and net fair value amounts of Lone Pine's derivative instruments reported in the consolidated balance sheets as of the dates indicated. Due to the volatility of oil and natural gas prices, the estimated fair values of Lone Pine's commodity derivative instruments are subject to large fluctuations from period to period. In the consolidated balance sheet, Lone Pine offsets asset and liability fair value amounts recognized for derivative instruments with the same counterparty under master netting arrangements. See note 12 for additional information on the fair value of Lone Pine's derivative instruments.

	Year Ended December 31,
	2012	2011
	(In thousands)
Current assets: Derivative Instruments
Current assets—gross	$5,703	$19,786
Liability offset in current assets	(1,294)	—

Current assets—net	$4,409	$19,786

        The table below shows the amount reported in the consolidated statements of operations as gains and losses on commodity derivative instruments for the years indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Realized gains on derivative instruments	$(29,649)	$(8,381)	$—
Unrealized losses (gains) on derivative instruments	15,377	(19,786)	—

Gains on derivative instruments	$(14,272)	$(28,167)	$—

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) DERIVATIVE INSTRUMENTS (Continued)

Credit Risk

Derivatives

        Lone Pine executes with each of its derivative counterparties an International Swap and Derivatives Association, Inc. ("ISDA") Master Agreement, which is a standard industry form contract containing general terms and conditions applicable to many types of derivative transactions. Additionally, Lone Pine executes, with each of its derivative counterparties, a Schedule, which modifies the terms and conditions of the ISDA Master Agreement according to the parties' requirements and the specific types of derivatives to be traded. As of December 31, 2012, all of the derivative counterparties are lenders, or affiliates of lenders, under the Credit Facility, which provides that any security granted under the Credit Facility shall also extend to and be available to those lenders that are counterparties to derivative transactions with Lone Pine. None of these counterparties require collateral beyond that already pledged under the Credit Facility.

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

        Lone Pine's derivative counterparties are all financial institutions that are engaged in similar activities and have similar economic characteristics that, in general, could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Lone Pine does not require the posting of collateral for its benefit under its derivative agreements. However, Lone Pine's ISDA Master Agreements and Schedules generally contain netting provisions whereby if on any date amounts would otherwise be payable by each party to the other, then on such date the party that owes the larger amount will pay the excess of that amount over the smaller amount owed by the other party, thus satisfying each party's obligations. These provisions generally apply to all derivative transactions, or all derivative transactions of the same type (e.g., commodity, interest rate, etc.), with the particular counterparty. If all counterparties failed, Lone Pine would be exposed to a risk of loss equal to this net amount owed to Lone Pine, the fair value of which was $4.4 million at December 31, 2012 (December 31, 2011—$19.8 million). If Lone Pine suffered an event of default, each counterparty could demand immediate payment, subject to notification periods, of the net obligations due to it under the derivative agreements. At December 31, 2012, Lone Pine owed a net derivative liability of $1.3 million. In the absence of netting provisions, at December 31, 2012, Lone Pine would be exposed to an aggregate risk of loss of $5.7 million (December 31, 2011—$19.8 million) under its derivative agreements and Lone Pine's derivative counterparties would be exposed to an aggregate risk of loss of $1.3 million.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was enacted which, as part of a broader financial regulatory reform, includes

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) DERIVATIVE INSTRUMENTS (Continued)

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

Trade Accounts Receivable

        Lone Pine's accounts receivable are primarily from purchasers of the Company's oil, natural gas and natural gas liquids, and from other exploration and production companies that own working interests in the properties the Company operates. This industry concentration could adversely impact Lone Pine's exposure to credit risk because the Company's customers and working interest owners may be similarly affected by changes in economic and financial market conditions, commodity prices and other conditions. Lone Pine's production is sold to various purchasers in accordance with the Company's credit policies and procedures. These policies and procedures take into account, among other things, the creditworthiness of potential purchasers and concentrations of credit risk. Lone Pine generally requires letters of credit or parental guarantees for receivables from parties that are deemed to have sub-standard credit or other financial concerns, unless the Company can otherwise mitigate the perceived credit exposure. Lone Pine believes that the loss of one or more of the Company's current purchasers would not have a material adverse effect on the Company's ability to sell its production, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption. At December 31, 2012, Lone Pine's accounts receivable totaled $17.0 million, of which the Company believed that $0.5 million was at risk of being uncollectible.

(12) FAIR VALUE MEASUREMENTS

        The authoritative accounting guidance regarding fair value measurements for assets and liabilities measured at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value. These tiers consist of Level 1, defined as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

        The Company uses various assumptions and methods in estimating the fair values of its financial instruments. All of the estimates of fair value were determined using significant other observable inputs (Level 2), except for the fair value of the Senior Notes, which was determined based on the unadjusted quoted price in an active market (Level 1) given that the Senior Notes are actively traded in a private market with an independent quoted price available from a third party. The carrying amount of the Senior Notes has been reduced by the original issue discount and commissions, while the fair value of the Senior Notes is based on its face amount of US$200 million and December 31, 2012 market price of US$93.50 per US$100 face amount.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) FAIR VALUE MEASUREMENTS (Continued)

        The Company's financial instruments include commodity derivatives. See note 11 for additional information on these instruments. The Company utilizes present value techniques to value its derivatives. Inputs to the valuations include published forward prices and credit risk considerations, including the incorporation of published interest rates and credit spreads. All of the significant inputs are observable; therefore, the Company's derivative instruments are included within the Level 2 fair value hierarchy. The Company's commodity derivative assets are measured at fair value on a recurring basis, which were valued at $4.4 million as at December 31, 2012 (December 31, 2011—$19.8 million). The Company had no liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

        The carrying amount of the bank credit facility approximates fair value since the borrowings bear interest at variable market rates. The carrying amount of the capital lease obligation approximates fair value, as interest rates have not materially changed since the lease was executed. The fair values of the other financial instruments, including cash, accounts receivable, bank overdraft, accounts payable and accrued liabilities, approximate their carrying values due to their short-term nature.

        The fair values and carrying amounts of the Company's financial instruments are summarized below as of the dates indicated.

		At December 31,
		2012		2011
	Fair Value Measurement Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Assets:
Cash	—	$28	$28	$276	$276
Accounts receivable	—	16,502	16,502	28,804	28,804
Derivative instruments	2	5,703	5,703	19,786	19,786
Liabilities:
Bank overdraft	—	4,872	4,872	2,006	2,006
Accounts payable and accrued liabilities	—	32,468	32,468	75,090	75,090
Accrued interest	—	7,742	7,742	—	—
Derivative instruments	2	1,294	1,294	—	—
Long-term debt
Bank credit facility	2	148,000	148,000	331,000	331,000
Senior Notes	1	192,310	186,046	—	—
Total Long-term debt		340,310	334,046	331,000	331,000
Capital lease obligation	2	5,738	5,738	6,894	6,894

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) COMMITMENTS AND CONTINGENCIES

Commitments

        The table below includes the Company's future rental payments under non-cancelable operating leases and unconditional purchase obligations as of December 31, 2012.

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Operating leases(1)	$2,037	$2,065	$2,015	$1,992	$2,076	$8,545	$18,730
Sub-lease recoveries(2)	(432)	(472)	(472)	(472)	(472)	(39)	(2,359)
Purchase obligations(3)	4,269	2,821	2,427	1,811	917	—	12,245

	$5,874	$4,414	$3,970	$3,331	$2,521	$8,506	$28,616

(1)
Includes future rental payments for office facilities and vehicles under the remaining terms of non-cancelable operating leases.

(2)
Includes recoveries from sub-lease for office facilities.

(3)
Includes future payments for firm transportation commitments for natural gas, which expire in 2013, and for electricity purchased under contract, which expires in 2017.

        The Company has operating leases for office space and vehicles. The office space leases include rental for space plus certain building operating costs and expire January 31, 2023. In February 2013, a portion of the office space was sub-leased to a third party until January 31, 2018. Leasehold improvements pertaining to this office space are currently being amortized over the lease term of 10 years. The vehicle leases are mainly 36 months in duration and expire between 2013 and 2016.

        Rental payments under non-cancelable operating leases applicable to exploration and development activities and capitalized to oil and natural gas properties approximated $0.6 million, $0.4 million and $0.4 million in each of the years ended December 31, 2012, 2011 and 2010, respectively. Rental payments under non-cancelable operating leases charged to expense approximated $1.1 million, $0.7 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Payments charged to expense for purchase obligations were $7.4 million, $7.8 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company has a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu; and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the Henry Hub price exceeds US$6.50 per MMBtu, at which point Lone Pine shares the amount of the excess equally with the buyer.

        At December 31, 2012, there were outstanding letters of credit totaling $2.0 million (December 31, 2011—$1.6 million) issued as security for performance under certain transportation agreements.

Contingencies

        Lone Pine is involved in various legal claims and actions arising in the course of the Company's operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Lone Pine's financial position, cash

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) COMMITMENTS AND CONTINGENCIES (Continued)

flows or results of operations. If an unfavourable outcome were to occur, there exists the possibility of a material adverse impact on the Company's consolidated net earnings (loss) in the period in which the outcome is determined. Accruals for litigation and claims are recognized if the Company determines that the loss is probable and the amount can be reasonably estimated. Contingencies with a favourable outcome are recognized in the consolidated statements of operations in the period in which the outcome is determined. The Company believes it has made adequate provision for such legal claims.

(14) REVENUES

        The following table summarizes Lone Pine's customers who individually account for more than 10% of total revenues.

	Year Ended December 31,
	2012	2011	2010
Number of significant customers	4	4	4
Relative percentage of total revenues for each customer	33,28,16,10	27,23,16,10	27,25,14,13
Revenues from significant customers in total ($ in millions)	$140	$145	$119

        Lone Pine's revenue is earned from purchases of the Company's oil, natural gas and natural gas liquids. Lone Pine believes that the loss of one or more of the Company's current customers would not have a material adverse effect on the Company's ability to sell its production, since any individual purchaser could be readily replaced by another customer, absent a broad market disruption.

(15) EARNINGS (LOSS) PER SHARE

        Calculation of basic and diluted earnings (loss) per share for the years presented was as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net earnings (loss)	$(274,535)	$34,803	$32,825
Net earnings attributable to participating securities	—	(12)	—

Net earnings (loss) attributable to common stock for basic and diluted earnings per share	$(274,535)	$34,791	$32,825

Weighted average number of common shares outstanding during the year for basic earnings per share	85,030	78,795	70,000
Dilutive effects of potential common shares	—	—	—

Weighted average number of common shares outstanding during the year, including the effects of dilutive potential common shares, for diluted earnings per share	85,030	78,795	70,000

Basic earnings (loss) per share	$(3.23)	$0.44	$0.47

Diluted earnings (loss) per share	$(3.23)	$0.44	$0.47

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) EARNINGS (LOSS) PER SHARE (Continued)

        At December 31, 2012, 1,750,691 shares (December 31, 2011—69,903 shares) were excluded from the diluted earnings per share calculation as the effect was anti-dilutive. At December 31, 2010, no shares were excluded from the diluted earnings per share calculation.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME

        The changes in accumulated other comprehensive income (loss) for the years presented are as follows. The income tax amounts relate to the accumulated actuarial gains or losses.

	Foreign Currency Translation	Accumulated Actuarial Gains or Losses	Income Taxes	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at December 31, 2009	$—	$(462)	$116	$(346)
2010 activity	44	256	—	300
Income tax	—	—	(64)	(64)

Balance at December 31, 2010	44	(206)	52	(110)
2011 activity	361	(190)	—	171
Income tax	—	—	47	47

Balance at December 31, 2011	405	(396)	99	108
2012 activity	—	100	—	100
Income tax	—	—	(25)	(25)

Balance December 31, 2012	$405	$(296)	$74	$183

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION

        The table below summarizes the total stock-based compensation expense recorded during the years ended December 31, 2012, 2011 and 2010. Stock-based compensation costs for 2011 and 2010 include costs for Lone Pine employees participating in Forest's stock incentive plans. The years ended December 31, 2012 and 2011 also include costs associated with Lone Pine employees and directors participating in Lone Pine's incentive plans. The table below also discloses the remaining unamortized amounts and weighted average amortization period as of December 31, 2012.

	Restricted Stock	Phantom Stock Units—Stock	Phantom Stock Units—Cash only or Cash/Stock	Performance Units	Stock Options	Employee Stock Purchase Plan	Total
	(In thousands)
Year ended December 31, 2012:
Total stock-based compensation costs	$295	$4,430	$(437)	$—	$818	$15	$5,121
Less: stock-based compensation costs capitalized	—	(1,616)	207	—	(337)	(4)	(1,750)

Stock-based compensation costs expensed	$295	$2,814	$(230)	$—	$481	$11	$3,371

Year ended December 31, 2011:
Total stock-based compensation costs	$113	$156	$1,831	$309	$—	$—	$2,409
Less: stock-based compensation costs capitalized	—	—	(829)	(131)	—	—	(960)

Stock-based compensation costs expensed	$113	$156	$1,002	$178	$—	$—	$1,449

Year ended December 31, 2010:
Total stock-based compensation costs	$—	$—	$3,546	$98	$—	$—	$3,644
Less: stock-based compensation costs capitalized	—	—	(2,036)	(42)	—	—	(2,078)

Stock-based compensation costs expensed	$—	$—	$1,510	$56	$—	$—	$1,566

At December 31, 2012:
Unamortized stock-based compensation costs	$93	$2,455	$181	$—	$487	$—	$3,216

Weighted average amortization period remaining (years)	0.4	1.5	1.2	—	1.6	—	1.4

Stock Based Compensation—Lone Pine's Plans

        The following tables summarize the activity in Lone Pine's plans for the years ended December 31, 2012 and 2011. There were no Lone Pine plans for the year ended December 31, 2010.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)

Restricted Stock and Phantom Stock Unit Plans

        The restricted stock and phantom stock units granted to non-employee directors vest on the first anniversary of the date awarded, while the phantom stock units granted to officers and employees vest in equal tranches over a period of three years. The following table summarizes the activity for the Company's restricted stock and phantom stock units plans.

	Restricted Stock Units			Phantom Stock Units—Stock			Phantom Stock Units—Cash only or Cash/Stock
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Vest Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value per Unit	Vest Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value per Unit	Vest Date Fair Value
			(In thousands)			(In thousands)			(In thousands)
Unvested at December 31, 2010	—			—			—
Awarded	33,895	$10.23		43,701	$9.16		676,049	$10.60
Vested	—	$—		—	$—		—	$—
Forfeited	(7,693)	$12.63		—	$—		(18,800)	$12.09

Unvested at December 31, 2011	26,202	$9.53		43,701	$9.16		657,249	$10.56
Awarded	67,935	$3.72		1,066,480	$6.43		—
Vested	(26,202)	$9.53	$61	(63,551)	$8.51	$150	(224,717)	$10.61	$528
Forfeited	—	$—		(67,100)	$6.84		(31,981)	$12.06

Unvested at December 31, 2012	67,935	$3.72		979,530	$6.39		400,551	$10.41

        Of the unvested phantom stock units at December 31, 2012:

  •
  108,696 units have been granted to Canadian resident directors and must be settled in shares of Lone Pine common stock. These units are accounted for as stock-settled units.

  •
  342,031 units have been granted to officers and employees and must be settled in cash. These units are accounted for as liability-settled units.

  •
  58,520 units have been granted to officers and employees, and the Company may elect to settle these units in common stock or cash. These units are accounted for as liability-settled units.

  •
  870,834 units have been granted to officers and employees and must be settled in shares of Lone Pine common stock. These units are accounted for as stock-settled units.

        For phantom stock units that will be settled in stock, Lone Pine expects to issue new shares of the Company. The weighted average grant date fair value of the restricted stock and phantom stock units

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)

was determined using the average of the high and low price of a share of Lone Pine common stock as published in U.S. dollars by the New York Stock Exchange on the date of grant, translated to Canadian dollars at the foreign exchange rate on the grant date.

        Phantom stock units that will be settled in cash and stock or cash are recorded at fair value at each reporting date. The fair value at the reporting date is determined by averaging the high and low price of a share of common stock as published in U.S. dollars by the New York Stock Exchange at the reporting date, translated to Canadian dollars at the foreign exchange rate at the reporting date. At December 31, 2012, the consolidated balance sheets included a liability of $0.3 million with respect to these phantom stock units.

Stock Option Plan

        Stock options granted vest in equal tranches over a period of three years with the participant able to exercise the options up to five years after the date of grant.The following table summarizes the activity for the Company's stock option plan.

	Number of Options	Weighted Average Grant Date Fair Value per Option	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options Exercisable	Average Exercise Price
Unvested at December 31, 2011	—	$—	$—	$—	—	$—
Awarded	686,606	$1.97	$6.80	$—	—	$—
Exercised	—	$—	$—	$—	—	$—
Forfeited	(41,900)	$2.05	$7.08	$—	—	$—

Unvested at December 31, 2012	644,706	$1.96	$6.78	$—	9,300	$7.08

        The stock options are valued at the grant date fair value, which was estimated using the Black-Scholes-Merton option pricing model. Fair value of the options was calculated using the average of the high and low price of a share of Lone Pine common stock as published in U.S. dollars by the New York Stock Exchange on the grant date, translated to Canadian dollars at the foreign exchange rate at grant date. Volatility was estimated using implied volatility. The following assumptions were used to compute the weighted average fair value of the stock options at grant date.

Expected term	4 years
Estimated volatility	35%
Risk-free interest rates	1.126% - 1.547%
Dividend yield	0%
Weighted average fair value	$0.34 - $2.05

Employee Stock Purchase Plan

        On July 1, 2012, the Company implemented its ESPP, under which it is authorized to issue up to 750,000 shares of Lone Pine common stock. Employees may elect each three-month period to have up to 15% of their annual base earnings withheld to purchase common stock, up to a limit of 7,500 shares per quarterly period or $25,000 of common stock per employee per year. Participants may purchase

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)

stock at 85% of the lower of the market price for a Lone Pine share of common stock at the beginning or at the end of each three-month period. ESPP participants are restricted from selling shares of common stock purchased under the ESPP for a period of six months after purchase. Shares issued under the ESPP may be new shares or reacquired shares. The Company had the following shares issued and issuable under the ESPP.

At December 31, 2012	Number of Common Shares
Shares authorized for issuance under the ESPP	750,000
Shares issued in 2012	(23,594)
Shares issuable—issued in January 2013	(25,864)

Shares available for future issuance	700,542

        The fair value of stock purchase rights granted under the ESPP was estimated using the Black-Scholes-Merton option pricing model. Fair value of the stock purchase rights was calculated using the closing price on grant date of a share of Lone Pine common stock as published in U.S. dollars by the New York Stock Exchange on the date of grant, translated to Canadian dollars at the foreign exchange rate at grant date.

        The following assumptions were used to compute the weighted average fair value of the purchase rights granted. Volatility was estimated using implied volatility.

Expected rights life	3 months
Risk-free interest rates	0.87% - 0.97%
Estimated volatility	35%
Dividend yield	0%
Weighted average fair value	$0.43

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)

Stock-based Compensation—Forest's Performance and Phantom Stock Unit Plans

        The following table summarizes the activity for Lone Pine employees in Forest's performance and phantom stock unit plans for the years ended December 31, 2011 and 2010. There was no activity in the Forest plans for the year ended December 31, 2012.

	Performance Units			Phantom Stock Units
	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Vest Date Fair Value
			(In thousands)			(In thousands)
Unvested at December 31, 2009	—			236,545	$38.71
Awarded	12,500	$31.87		153,085	$27.07
Exercised	—			(64,250)	$44.74	$1,948
Forfeited	—			(42,550)	$40.89

Unvested at December 31, 2010	12,500			282,830	$30.71
Awarded	—	$—		500	$27.52
Exercised	—			(46,050)	$62.42	$1,220
Forfeited	—			(11,775)	$23.26

Unvested at September 30, 2011	12,500			225,505	$24.62
Distribution adjustment factor(1)	1.52			1.52

Adjusted Units	19,000	$20.97		342,765	$16.20
Exercised on Distribution	(19,000)	$20.97	$—	(342,765)	$16.20	$3,404

Balance at December 31, 2011 and 2012	—			—

(1)
Under the terms of the employee matters agreement entered into with Forest the adjustment to the number of outstanding units was determined based on a formula that was referenced to Forest's common share price for a time period both prior to and subsequent to September 30, 2011.

        The performance units were not paid because the performance criteria were not met.

        In 2011, prior to the Distribution, the Company paid $1.2 million ($0.9 million after tax) on the vesting of phantom stock units, of which all of the amounts were paid in cash with the exception of 300 units, which were settled in shares of Forest common stock. As a result of the Distribution, Lone Pine's employees were deemed to have been involuntarily terminated and therefore their phantom stock units vested in full. All of these units were subsequently settled in cash and the aggregate amount paid pursuant to the vesting of such awards was $3.4 million ($2.6 million after tax), which was paid by Lone Pine under the terms of the employee matters agreement with Forest.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) STOCK-BASED COMPENSATION (Continued)

        In 2010, 500 phantom stock units were settled in cash and 63,750 were settled in shares. The Company did not recognize a tax benefit on the settlement in 2010 since the units were primarily settled in shares.

        The weighted average grant date fair value of the phantom stock units was determined using the average of the high and low stock price of a share of Forest common stock as published in U. S. dollars by the New York Stock Exchange on the date of grant, translated to Canadian dollars at the foreign exchange rate on the grant date.

Stock-based Compensation—Forest's Stock Option Plan

        The following table summarizes activity for Lone Pine employees in Forest's stock option plan for the years ended December 31, 2012, 2011 and 2010. There was no activity in the Forest plan for the year ended December 31, 2012.

	Number of Options to Purchase Forest Common Shares	Weighted Average Exercise Price of Forest Common Shares (US$)	Aggregate Intrinsic Value	Number of Options Exercisable
			(In thousands)
Unvested at December 31, 2009	108,918	$21.75	$338	108,918
Exercised	(45,949)	$20.52	$388
Cancelled	(10,000)	$36.87

Unvested at December 31, 2010	52,969	$19.97	$957	52,969
Exercised	(14,038)	$18.35	$81

Unvested at September 30, 2011	38,931	$20.55	$—	38,931
Distribution adjustment factor(1)	1.52

Adjusted Units	59,175	$13.52	$—	59,175
Exercised	(29,287)	$12.18	$108
Cancelled	(29,888)	$15.81

Balance at December 31, 2011 and 2012	—			—

(1)
Under terms of the employee matters agreement entered into with Forest, the adjustment to the number of outstanding stock options was determined based on a formula which referenced the Forest common stock price for a time period both prior to and subsequent to September 30, 2011.

        Stock options were granted at an exercise price equivalent to the fair market value of Forest common stock on the date of grant and had a term of 10 years. Options granted to non-employee directors vested immediately and options granted to officers and other employees vested in increments of 25% on each of the first four anniversary dates of the date of grant.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) FOREIGN CURRENCY TRANSLATION

        During the year ended December 31, 2012, Lone Pine recorded total foreign currency exchange gains of $0.9 million, including realized gains of $0.1 million related primarily to the payment of interest for the Senior Notes. The unrealized gains of $0.8 million related primarily to translation of principal of the Senior Notes. During the year ended December 31, 2011, Lone Pine realized foreign currency exchange gains of $32.7 million in connection with the repayment of debt owed to Forest. During the year ended December 31, 2010, Lone Pine recorded $13.7 million of unrealized gains related to the note payable and advances due to Forest, which were denominated in U.S. dollars.

(19) IMPAIRMENT OF GOODWILL

        At December 31, 2012, the Company's market capitalization was lower than the book value of its net assets, therefore Lone Pine performed both steps of the goodwill impairment test. The Company's fair value was determined using a combination of comparable external market transactions and an internal estimate of the present value of future cash flows using the income approach.

        After the estimated fair value of the Company was assigned to its other assets and liabilities, it was determined that the fair value of goodwill was nil. Accordingly, the Company recognized a $17.3 million goodwill impairment loss in the consolidated statements of operations for the year ended December 31, 2012. There was no tax benefit associated with this impairment charge.

(20) INCOME TAXES

Income Tax Provision

        The provision for income taxes for the years presented is as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax expense	$—	$—	$—
Deferred income tax expense (recovery):
U.S. Federal and State	—	—	—
Canadian Federal and Provincial	(74,952)	17,724	7,911

	$(74,952)	$17,724	$7,911

        Lone Pine is incorporated in Delaware, United States, and LPR Canada is incorporated in Alberta, Canada. All of the Company's activities are and have been conducted in Canada, and the Company expects that future cash flows generated by the Company will continue to be reinvested in Canada for exploration, development or acquisition activities or utilized to satisfy other obligations in Canada. As a result, no U.S. federal or state income taxes are included in the Company's provision for

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) INCOME TAXES (Continued)

income taxes. Accordingly, the reconciliation of income taxes presented in the table below was calculated by applying statutory rates to the total income tax provision using Canadian statutory rates.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Canadian federal income tax at 15.0%, 16.5% and 18.0% for 2012, 2011 and 2010, respectively, of income before income taxes	$(52,423)	$8,667	$7,337
Canadian provincial income taxes at 10.0%, for each of 2012, 2011 and 2010, of income before income taxes	(34,949)	5,253	4,082
Foreign currency translation gains and losses taxed at 50% of statutory rates	(104)	(551)	(1,682)
Non-deductible stock-based compensation	1,473	—	—
Change in valuation allowance for deferred tax assets	6,393	4,857	(1,404)
Non-deductible goodwill impairment charge	4,332	—	—
Effect of future Canadian statutory rate reductions	—	(728)	(1,100)
Other	326	226	678

Total income tax expense (recovery)	$(74,952)	$17,724	$7,911

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) INCOME TAXES (Continued)

Net deferred tax assets and liabilities

        The components of the net deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows.

	At December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Property and equipment	$1,516	$—
Accrual for post-retirement benefits	300	318
Employee compensation accruals including stock-based compensation	304	679
Net operating loss carryforwards	1,205	855
Capital lease	1,434	1,723
Asset retirement obligations	3,810	4,004
Other	62	42

Total deferred tax assets	8,631	7,621
Less: valuation allowance	(7,343)	(950)

Net deferred tax assets	1,288	6,671
Deferred tax liabilities:
Property and equipment	—	(76,644)
Unrealized gains on derivative contracts, net	(1,102)	(4,946)
Unrealized foreign exchange gains	(104)	—
Other	(82)	(8)

Total deferred tax liabilities	(1,288)	(81,598)

Net deferred tax liabilities	$—	$(74,927)

        The net deferred tax assets and liabilities were reflected in the consolidated balance sheets as follows.

	At December 31,
	2012	2011
	(In thousands)
Current deferred tax liabilities	$—	$(4,946)
Non-current deferred tax liabilities	—	(69,981)

	$—	$(74,927)

Valuation Allowance

        At December 31, 2012, Lone Pine had a deferred income tax asset of $8.6 million primarily as a result of the ceiling test write-downs recorded in 2012 that reduced the net book value of the proved properties. The Company recorded a valuation allowance against this asset since it was determined that it is more likely than not that the Company will not be able to realize the benefit. The increase in the

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20) INCOME TAXES (Continued)

valuation allowance of $4.9 million in 2011 consisted of $3.9 million related to resource successor tax pools and $1.0 million related to U.S. Federal net operating losses. In 2010, the decrease in the valuation allowance of $1.4 million related primarily to the release of the valuation allowance placed on capital loss carryforwards in the amount of $1.9 million, offset by an amount of $0.5 million placed on U.S. Federal net operating losses.

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

Accounting for Uncertainty in Income Taxes

        The Company determined that it is not necessary to recognize a provision for uncertain tax benefits as of December 31, 2012 and 2011 and, accordingly, no liability was recorded.

Other Income Tax Matters

        The limitation period is closed for the Company's Canadian income tax returns for years ended on or before December 31, 2005.

        At December 31, 2012, the Company had net operating loss carryforwards totaling US$3.5 million, of which US$2.6 million expires in 2031 and US$0.9 million expires in 2032.

(21) STOCKHOLDERS' EQUITY

        At December 31, 2012 and 2011, Lone Pine had authorized 300 million shares of common stock at a par value of $0.01 per share and 15 million shares of preferred stock at a par value of $0.01 per share. At December 31, 2012, Lone Pine had 85,192,955 shares of common stock (December 31, 2011—85,026,202 shares of common stock) issued and outstanding, and no shares of preferred stock (December 31, 2011—nil) issued and outstanding.

Initial Public Offering

        On June 1, 2011, Lone Pine completed the IPO of 15 million shares of its common stock at a price of US$13.00 per share (US$12.22 per share, net of underwriting discounts and commissions). Upon completion of the IPO, Forest retained a controlling interest in Lone Pine, owning 82% of the outstanding shares of Lone Pine's common stock. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses, received by Lone Pine were $173.1 million. Lone Pine used the net proceeds to pay $28.7 million to Forest as partial consideration for Forest's contribution of Forest's direct and indirect interest in its Canadian operations. Lone Pine used the remaining net proceeds and borrowings under the Credit Facility to repay outstanding indebtedness owed to Forest.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21) STOCKHOLDERS' EQUITY (Continued)

Equity Transactions with Forest

        In May 2011, as part of a corporate restructuring in connection with the IPO and Distribution, LPR Canada declared a non-cash stock dividend to Forest in the amount of $567.4 million. As consideration for Forest's contribution of its direct and indirect interests in LPR Canada to Lone Pine, Lone Pine issued 69,999,999 million shares of common stock and paid $28.7 million in cash to Forest. The transfer of interests was a common control transaction, therefore, the cash distribution was recognized as a direct reduction of the capital surplus of Lone Pine. Forest also made an additional capital contribution of $0.4 million in 2011.

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

(22) RELATED PARTY TRANSACTIONS

        Prior to June 2011, Forest provided Lone Pine with corporate services for which Forest charged Lone Pine management and insurance fees. The fees and other costs incurred by Forest on Lone Pine's behalf were accrued as a payable due to Forest, which was classified as a current liability. Interest accrued on this balance at prime plus 5% per annum, except for a portion attributable to equity compensation awards. In addition, Lone Pine had a promissory note to Forest under which Lone Pine could borrow up to $500 million. This balance was paid off in June 2011 with the proceeds from the IPO and borrowings under the Credit Facility. In June 2011, Forest and Lone Pine entered into a transition services agreement, whereby Forest agreed to provide to Lone Pine, on a transitional basis, certain corporate services consistent with the services previously provided. The transition services agreement, which allowed Forest to fully recover costs directly associated with providing services to Lone Pine (without profit), was terminated on December 1, 2011. Lone Pine paid Forest $0.3 million under the transition services agreement in 2011. At December 31, 2011, Lone Pine had an amount payable to Forest of $0.3 million included in accounts payable and accrued liabilities on the balance sheet.

        The management fees and other reimbursable costs billed by Forest to Lone Pine and included in Lone Pine's consolidated statements of operations for the periods presented are shown in the table below. This table does not include amounts due to Forest for stock-based compensation costs or interest charges.

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Management fees	$—	$2,479	$3,121
Other	—	100	1,574

	$—	$2,579	$4,695

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22) RELATED PARTY TRANSACTIONS (Continued)

        In connection with the IPO, Lone Pine entered into a tax-sharing agreement with Forest, which governs the respective rights, responsibilities and obligations of Lone Pine and Forest with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. Also under this agreement, for a two-year period following the Distribution, Lone Pine will be restricted in its ability, among other things, to divest of assets outside the ordinary course of business, to issue or sell its common stock or other securities (including securities convertible into common stock but excluding certain compensation arrangements) or to enter into any other corporate transaction that would cause the Company to undergo either a 50% or greater change in the ownership of its voting stock or 50% or greater change in the ownership (measured by value) of all classes of its stock (in either case, taking into account shares issued in the IPO).

(23) SELECTED QUARTERLY FINANCIAL DATA (unaudited):

        The chart below provides certain quarterly information for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2012
Oil and natural gas revenue	$44,329	$42,420	$38,188	$36,766
Ceiling test write-down of oil and natural gas properties	—	128,870	142,879	—
Impairment of goodwill	—	—	—	17,328
Net earnings (loss)(1)	(9,508)	(105,035)	(124,301)	(35,691)
Basic and diluted earnings (loss) per common share	$(0.11)	$(1.24)	$(1.46)	$(0.42)
2011
Oil and natural gas revenue	$35,562	$49,236	$50,015	$56,357
Net earnings (loss)	5,291	5,366	29,014	(4,868)
Basic and diluted earnings (loss) per common share	$0.08	$0.07	$0.34	$(0.06)

(1)
For the year ended December 31, 2012, net earnings (loss) included $14.6 million of revenues less direct operating costs for properties sold in 2012.

(24) SUBSEQUENT EVENTS

        In January 2013, Lone Pine issued 147,464 shares (net of shares withheld for tax) of common stock to settle vested phantom stock units. In addition, the Company issued 3,831,494 cash-settled phantom stock units and 2,164,470 stock-settled performance units as long-term incentive awards. The phantom stock units are scheduled to vest in three equal annual installments beginning December 15, 2013. The performance units are scheduled to vest on December 31, 2015.

        In March 2013, in connection with the termination of its Chief Executive Officer and Chief Financial Officer, Lone Pine issued an additional 84,037 shares of common stock in settlement of stock-settled stock-based compensation outstanding at December 31, 2012 and 578,734 shares of common stock in settlement of the performance units issued in January 2013, in each case net of shares withheld for tax. The Company also expects to make an aggregate cash payment for related severance and cash-settled stock-based compensation.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24) SUBSEQUENT EVENTS (Continued)

        In February 2013, Lone Pine completed the divestiture of certain non-core properties in Alberta for proceeds of $13.9 million after closing adjustments. The proceeds reduced the net book value of the oil and natural gas proved properties, and no gain or loss was recognized in net earnings for the sale.

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited):

Estimated Proved Oil and Gas Reserves

        The reserve estimates presented herein were made in accordance with oil and natural gas reserve estimation and disclosure authoritative accounting guidance issued by the FASB effective for reporting periods ending on or after December 31, 2009. This guidance was issued to align the accounting oil and gas reserve estimation and disclosure requirements with the requirements in the SEC's "Modernization of Oil and Gas Reporting" rule.

        The above-mentioned rules include updated definitions of proved oil and natural gas reserves, proved undeveloped oil and natural gas reserves, oil and natural gas producing activities and other terms used in estimating proved oil and natural gas reserves. Proved oil and natural gas reserves were calculated based on the prices for oil and gas during the 12-month period before the reporting date, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. This average price is also used in calculating the aggregate amount of and changes in future cash inflows related to the standardized measure of discounted future cash flows. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. The authoritative guidance broadened the types of technologies that a company may use to establish reserve estimates and also broadened the definition of oil and natural gas producing activities to include the extraction of non-traditional resources, including bitumen extracted from oil sands as well as oil and natural gas extracted from shales.

        Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Existing economic conditions include the average prices for oil and natural gas during the 12-month period before the reporting date, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Prices do not include the effects of commodity derivatives. Existing economic conditions include year-end cost estimates for all years presented.

        Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well or (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

        Proved undeveloped oil and natural gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited): (Continued)

        The following table includes the estimates of Lone Pine's net proved, net proved developed and net proved undeveloped oil and natural gas reserves, all of which are located in Canada, and changes in its net proved oil and natural gas reserves. For the years ended December 31, 2012 and 2011, the Company engaged DeGolyer and MacNaughton, an independent petroleum engineering firm, to prepare an independent evaluation of the Company's reserves. For the years ended December 31, 2010 and 2009, the Company engaged DeGolyer and MacNaughton to conduct an audit of its internal reserve estimates.

	Liquids (Mbbls)(1)	Gas (MMcf)(2)	Total (MMcfe)(3)
Balance at December 31, 2009	16,854	221,201	322,325
Revisions of previous estimates	195	(7,724)	(6,554)
Extensions and discoveries	2,772	86,028	102,660
Production	(962)	(22,436)	(28,208)
Sales of reserves in place	(602)	(10,183)	(13,795)

Balance at December 31, 2010	18,257	266,886	376,428
Revisions of previous estimates	(2,404)	(51,496)	(65,919)
Extensions and discoveries	2,902	44,981	62,392
Production	(1,192)	(27,047)	(34,199)
Purchase of reserves in place	—	62,145	62,145

Balance at December 31, 2011	17,563	295,469	400,847
Revisions of previous estimates	(7,372)	(142,499)	(186,731)
Extensions and discoveries	10,888	912	66,240
Production	(1,429)	(21,968)	(30,542)
Sales of reserves in place	(1,205)	(54,081)	(61,311)

Balance at December 31, 2012	18,445	77,833	188,503

Proved developed reserves at:
January 1, 2010	6,202	169,740	206,952
December 31, 2010	6,594	169,292	208,856
December 31, 2011	8,363	163,530	213,708
December 31, 2012	6,832	77,061	118,053
Proved undeveloped reserves at:
January 1, 2010	10,652	51,461	115,373
December 31, 2010	11,663	97,594	167,572
December 31, 2011	9,200	131,939	187,139
December 31, 2012	11,613	772	70,450

(1)
Thousands of barrels
(2)
Million cubic feet
(3)
Million cubic feet equivalent

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited): (Continued)

Revisions of Previous Estimates

        In 2012, the net negative revisions were primarily due to the decrease in the 12-month average trailing natural gas price. In 2011 and 2010, the net negative revisions were primarily due to the performance of existing wells.

Extensions and Discoveries

        In 2012, the positive extensions and discoveries were primarily due to continued success with horizontal drilling in the Evi area. In 2011, the positive extensions and discoveries were also due to horizontal drilling in the Evi area as well as the ongoing development of the Narraway and Ojay fields. In 2010, the positive extensions and discoveries were primarily due to successful drilling results in the Narraway and Ojay fields.

Purchase of Reserves in Place

        In 2011, the Company acquired proved reserves in our Narraway/Ojay fields as a result of the acquisition of certain natural gas properties.

Sales of Reserves in Place

        In 2012, the Company divested certain non-core natural gas properties. In 2011, the Company did not divest any properties with associated reserves. In 2010, the Company divested certain non-core oil and natural gas properties.

Aggregate Capitalized Costs

        The aggregate capitalized costs relating to oil and natural gas producing activities were as follows as of the dates indicated.

	At December 31,
	2012	2011
	(In thousands)
Costs related to proved properties	$1,966,218	$1,907,987
Costs related to unproved properties	148,956	141,332

	2,115,174	2,049,319
Less accumulated depletion	(1,590,015)	(1,203,755)

	$525,159	$845,564

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited): (Continued)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

        The following costs were incurred in oil and natural gas property acquisition, exploration and development activities during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Property acquisition costs:
Proved properties	$—	$48,362	$—
Unproved properties	10,300	38,823	41,037
Exploration costs	3,731	24,809	8,791
Development costs	148,773	233,653	159,057

Total costs incurred(1)	$162,804	$345,647	$208,885

(1)
Includes amounts relating to changes in estimated asset retirement obligations of $0.3 million, $1.0 million and ($1.1) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations from Oil and Gas Producing Activities

        Results of operations from oil and natural gas producing activities for the years ended December 31, 2012, 2011 and 2010 are presented below.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Oil and natural gas revenue	$161,703	$191,170	$151,184
Expenses:
Production expense	70,089	58,378	40,164
Depletion expense	114,203	84,318	64,990
Ceiling test write-down of oil and natural gas properties	271,749	—	—
Accretion of asset retirement obligations	1,305	1,071	1,073

Revenue less expenses	(295,643)	47,403	44,957
Income tax expense (recovery)	(73,911)	12,562	12,588

Results of operations	$(221,732)	$34,841	$32,369

Depletion rate per Mcfe	$3.75	$2.47	$2.32

Standardized Measure of Discounted Future Net Cash Flows

        Future oil and natural gas sales are calculated by applying the prices used in estimating the Company's proved oil and natural gas reserves to the year end quantities of those reserves. Future price changes were considered only to the extent provided by contractual arrangements in existence at each year-end. Future production and development costs, which include costs related to plugging of

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited): (Continued)

wells, removal of facilities and equipment and site restoration, are calculated by estimating the expenditures to be incurred in producing and developing the proved oil and natural gas reserves at the end of each year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to proved oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax deductions, credits and allowances relating to the proved oil and natural gas reserves. All cash flow amounts, including income taxes, are discounted at 10%.

        Changes in the demand for oil and natural gas, inflation and other factors make such estimates inherently imprecise and subject to substantial revision. The following table should not be construed to be an estimate of the current market value of the Company's proved reserves. Management does not rely upon the following information when making investment decisions.

	At December 31,
	2012	2011	2010
	(In thousands)
Future oil and gas sales	$1,741,900	$2,741,149	$2,347,271
Future production costs	(505,400)	(729,990)	(531,897)
Future development costs	(409,500)	(553,700)	(422,567)
Future income taxes	(74,557)	(231,174)	(302,916)

Future net cash flows	752,443	1,226,285	1,089,891
10% annual discount for estimated timing of cash flows	(397,344)	(607,352)	(561,398)

Standardized measure of discounted future net cash flows	$355,099	$618,933	$528,493

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25) SUPPLEMENTAL FINANCIAL DATA—OIL AND GAS PRODUCING ACTIVITIES (unaudited): (Continued)

Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

        An analysis of the changes in the standardized measure of discounted future net cash flows during each of the last three years is as follows.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves, at beginning of year	$618,933	$528,493	$524,591
Changes resulting from:
Sales of oil and natural gas, net of production costs	(106,796)	(149,122)	(110,422)
Net changes in prices and future production costs	(363,748)	63,069	56,497
Net changes in future development costs	117,061	(53,264)	(456)
Extensions, discoveries and improved recovery	168,519	82,914	109,906
Development costs incurred	117,512	172,456	37,195
Revisions of previous quantity estimates	(204,991)	(143,718)	(14,527)
Changes in production rates, timing and other	(67,497)	(60,821)	(104,064)
Sales of reserves in place	(70,566)	—	(14,998)
Purchase of reserves in place	—	64,996	—
Accretion of discount on reserves at beginning of year	71,282	66,938	64,568
Net change in income taxes	75,390	46,992	(19,797)

Total change for year	(263,834)	90,440	3,902

Standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves, at end of year	$355,099	$618,933	$528,493

        Each year's computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves was based on 12-month average commodity prices, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month, prior to December 31 and year end costs. The prices used in the computation were as follows.

	December 31,
	2012	2011	2010
	(In thousands)
Edmonton Par ($ per barrel)	87.90	96.98	77.80
AECO ($ per MMBtu)	2.37	3.77	4.07
WTI (US$ per barrel)	94.71	96.13	79.81
Henry Hub (US$ per MMBtu)	2.75	4.15	4.38

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        On February 14, 2012, LPR Canada issued US$200 million of Senior Notes (see note 8—Long-term Debt for more information on the Senior Notes), which are guaranteed on a senior unsecured basis by the Guarantors. These guarantees are full and unconditional, and joint and several among the Guarantors.

        A Subsidiary Guarantor's guarantee may be released automatically under the following customary circumstances: (i) in the event the Subsidiary Guarantor is sold or disposed of (whether by merger, amalgamation, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a "Subsidiary" of the Parent Guarantor or the sale of all or substantially all of its assets (other than by lease)) to a person which is not the Parent Guarantor or a Restricted Subsidiary; (ii) at such time as such Subsidiary Guarantor ceases to guarantee any other indebtedness of the Subsidiary Issuer, the Parent Guarantor or another Subsidiary Guarantor that resulted in the obligation of such Subsidiary Guarantor to guarantee the Senior Notes, except a discharge or release by or as a result of payment under such guarantee; (iii) if the Parent Guarantor designates that Subsidiary Guarantor as an unrestricted subsidiary in accordance with the applicable provisions of the Indenture; or (iv) upon covenant defeasance, legal defeasance or satisfaction and discharge of the Senior Notes as provided in the Indenture. The Parent Guarantor will be released from its obligations under the Indenture only in connection with any such legal defeasance or satisfaction and discharge of the Senior Notes as provided in the Indenture.

        The following financial information reflects consolidating financial information of the Subsidiary Issuer and the Guarantors on a combined basis, prepared on the equity basis of accounting. The Parent Guarantor has no independent assets or operations. The Subsidiary Issuer and the Guarantors other than Lone Pine Resources Inc. (the "Combined Guarantor Subsidiaries"), are 100% owned by the Parent Guarantor. The information is presented in accordance with the requirements of SEC Rule 3-10 of Regulation S-X. The information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantors operated as independent entities. The Company has not presented separate financial narrative information for each of the Guarantors because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the guarantees provided by the Guarantors.

        Effective October 1, 2011, the Company changed the reporting currency for its consolidated financial statements to the Canadian dollar from the U.S. dollar to better reflect its business, which is almost entirely conducted in Canadian dollars. With the change in reporting currency, the comparative financial information for 2010 was recast to Canadian dollars from U.S. dollars to reflect the Company's consolidated financial statements as if they had been historically reported in Canadian dollars. The Company also changed its functional currency prospectively from October 1, 2011 to the Canadian dollar from the U.S. dollar.

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As at December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS:
Current assets:
Cash	$—	$—	$28	$—	$28
Accounts receivable	3,198	486	16,129	(3,311)	16,502
Derivative instruments	—	—	4,409	—	4,409
Prepaid expenses and other current assets	148	—	4,799	—	4,947

Total current assets	3,346	486	25,365	(3,311)	25,886
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	376,203	—	376,203
Unproved	—	—	148,956	—	148,956

Net oil and natural gas properties	—	—	525,159	—	525,159
Other property and equipment, net of accumulated depreciation and amortization	—	—	65,096	—	65,096

Net property and equipment	—	—	590,255	—	590,255
Investment in affiliate	110,882	58,063	—	(168,945)	—
Goodwill	—	—	—	—	—
Other assets	—	—	6,662	—	6,662

	$114,228	$58,549	$622,282	$(172,256)	$622,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$44	$—	$4,828	$—	$4,872
Accounts payable and accrued liabilities	241	—	35,538	(3,311)	32,468
Accrued interest	—	—	7,742	—	7,742
Capital lease obligation	—	—	1,217	—	1,217
Other current liabilities	164		2,400	—	2,564

Total current liabilities	449	—	51,725	(3,311)	48,863
Long-term debt	—	—	340,310	—	340,310
Asset retirement obligations	—	—	12,839	—	12,839
Capital lease obligation	—	—	4,521	—	4,521
Other liabilities	107	—	1,201	—	1,308

Total liabilities	556	—	410,596	(3,311)	407,841
Stockholders' equity:
Common stock	835	39,135	832,750	(871,885)	835
Capital surplus	364,991	19,027	143,138	457,282	984,438
Retained earnings (accumulated deficit)	(252,559)	387	(763,980)	245,658	(770,494)
Accumulated other comprehensive income (loss)	405	—	(222)	—	183

Total stockholders' equity	113,672	58,549	211,686	(168,945)	214,962

	$114,228	$58,549	$622,282	$(172,256)	$622,803

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	As at December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS:
Current assets:
Cash	$273	$—	$3	$—	$276
Accounts receivable	—	504	28,804	(504)	28,804
Derivative instruments	—	—	19,786	—	19,786
Prepaid expenses and other current assets	180	—	5,380	—	5,560

Total current assets	453	504	53,973	(504)	54,426
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	704,232	—	704,232
Unproved	—	—	141,332	—	141,332

Net oil and natural gas properties	—	—	845,564	—	845,564
Other property and equipment, net of accumulated depreciation and amortization	—	—	66,413	—	66,413

Net property and equipment	—	—	911,977	—	911,977
Investment in affiliate	383,563	58,071	—	(441,634)	—
Goodwill	—	—	17,328	—	17,328
Other assets	—	—	8,570	—	8,570

	$384,016	$58,575	$991,848	$(442,138)	$992,301

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$—	$—	$2,006	$—	$2,006
Accounts payable and accrued liabilities	1,369	—	74,225	(504)	75,090
Capital lease obligation	—	—	1,156	—	1,156
Deferred income taxes	—	—	4,946	—	4,946
Other current liabilities	—	—	1,292	—	1,292

Total current liabilities	1,369	—	83,625	(504)	84,490
Long-term debt	—	—	331,000	—	331,000
Asset retirement obligations	—	—	15,412	—	15,412
Deferred income taxes	—	—	69,981	—	69,981
Capital lease obligation	—	—	5,738	—	5,738
Other liabilities	—	—	1,818	—	1,818

Total liabilities	1,369	—	507,574	(504)	508,439
Stockholders' equity:
Common stock	833	39,135	832,750	(871,885)	833
Capital surplus	359,529	18,931	143,138	457,282	978,880
Retained earnings (accumulated deficit)	21,880	509	(491,317)	(27,031)	(495,959)
Accumulated other comprehensive income (loss)	405	—	(297)	—	108

Total stockholders' equity	382,647	58,575	484,274	(441,634)	483,862

	$384,016	$58,575	$991,848	$(442,138)	$992,301

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Year Ended December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$—	$161,703	$—	$161,703
Interest and other	—	—	54	—	54

Total revenues	—	—	161,757	—	161,757
Costs, expenses and other:
Lease operating expenses	—	—	51,406	—	51,406
Production and property taxes	—	—	3,083	—	3,083
Transportation and processing	—	—	15,600	—	15,600
General and administrative	1,771	8	16,915	—	18,694
Depreciation, depletion and amortization	—	—	116,215	—	116,215
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Impairment of goodwill	—	—	17,328	—	17,328
Interest expense	—	—	30,215	—	30,215
Accretion of asset retirement obligations	—	—	1,305	—	1,305
Foreign currency exchange losses (gains)	15	10	(928)	—	(903)
Gains on derivative instruments	—	—	(14,272)	—	(14,272)
Equity loss in affiliates	272,681	—	—	(272,681)	—
Other, net	68	—	756	—	824

Total costs, expenses and other	274,535	18	509,372	(272,681)	511,244

Loss before income taxes	(274,535)	(18)	(347,615)	272,681	(349,487)
Income tax recovery	—	—	(74,952)	—	(74,952)

Net loss	$(274,535)	$(18)	$(272,663)	$272,681	$(274,535)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Year Ended December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Net loss	$(274,535)	$(18)	$(272,663)	$272,681	$(274,535)
Other comprehensive income
Amortization of accumulated actuarial gain, net of tax	—	—	75	—	75

	—	—	75	—	75

Comprehensive income (loss)	$(274,535)	$(18)	$(272,588)	$272,681	$(274,460)

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Year Ended December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Revenues:
Oil and natural gas	$—	$—	$191,170	$—	$191,170
Equity income in affiliates	26,658	—	—	(26,658)	—
Interest and other	—	—	30	—	30

Total revenues	26,658	—	191,200	(26,658)	191,200
Costs, expenses and other:
Lease operating expenses	—	—	38,789	—	38,789
Production and property taxes	—	—	2,337	—	2,337
Transportation and processing	—	—	17,252	—	17,252
General and administrative	2,645	5	10,465	—	13,115
Depreciation, depletion and amortization	—	—	85,751	—	85,751
Interest expense	—	—	7,177	—	7,177
Interest expense on borrowings from Forest	—	—	2,857	—	2,857
Accretion of asset retirement obligations	—	—	1,071	—	1,071
Foreign currency exchange gains	—	—	(4,976)	—	(4,976)
Gains on derivative instruments	—	—	(28,167)	—	(28,167)
Other, net	750	(17)	2,717	17	3,467

Total costs, expenses and other	3,395	(12)	135,273	17	138,673

Earnings (loss) before income taxes	23,263	12	55,927	(26,675)	52,527
Income tax expense	—	—	17,724	—	17,724

Net earnings (loss)	$23,263	$12	$38,203	$(26,675)	$34,803

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Year Ended December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Net earnings (loss)	$23,263	$12	$38,203	$(26,675)	$34,803
Other comprehensive income (loss)
Amortization of accumulated actuarial loss, net of tax	—	—	(143)	—	(143)
Foreign currency translation adjustments, net of tax	361	—	—	—	361

	361	—	(143)	—	218

Comprehensive income (loss)	$23,624	$12	$38,060	$(26,675)	$35,021

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Operations

(In thousands of dollars)

	Year Ended December 31, 2010
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$
Revenues:
Oil and natural gas	$—	$—	$—	$—	$151,184	$—	$151,184
Interest and other	—	—	—	—	24	—	24

Total revenues	—	—	—	—	151,208	—	151,208
Costs, expenses and other:
Lease operating expenses	—	—	—	—	26,547	—	26,547
Production and property taxes	—	—	—	—	2,513	—	2,513
Transportation and processing	—	—	—	—	11,104	—	11,104
General and administrative	1,221	—	1,221	1,259	8,331	—	9,590
Depreciation, depletion and amortization	—	—	—	—	65,811	—	65,811
Interest expense	—	—	—	—	437	—	437
Interest expense on borrowings from Forest	—	—	—	—	6,753	—	6,753
Accretion of asset retirement obligations	—	—	—	—	1,073	—	1,073
Foreign currency exchange gains	—	—	—	—	(13,924)	—	(13,924)
Other, net	—	—	—	—	568	—	568

Total costs, expenses and other	1,221	—	1,221	1,259	109,213	—	110,472

Earnings (loss) before income taxes	(1,221)	—	(1,221)	(1,259)	41,995	—	40,736
Income tax expense	—	—	—	—	7,911	—	7,911

Net earnings (loss)	$(1,221)	$—	$(1,221)	$(1,259)	$34,084	$—	$32,825

Condensed Consolidating Statement of Comprehensive Income

(In thousands of dollars)

	Year Ended December 31, 2010
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$
Net earnings (loss)	$(1,221)	$—	$(1,221)	$(1,259)	$34,084	$—	$32,825
Other comprehensive income (loss)
Amortization of accumulated actuarial gain, net of tax	—	—	—	—	192	—	192
Foreign currency translation adjustments, net of tax	—	—	—	44	—	—	44

	—	—	—	44	192	—	236

Comprehensive income (loss)	$(1,221)	$—	$(1,221)	$(1,215)	$34,276	$—	$33,061

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Year Ended December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Operating activities:
Net loss	$(274,535)	$(18)	$(272,663)	$272,681	$(274,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and amortization	—	—	116,215	—	116,215
Amortization of deferred costs	—	—	2,399	—	2,399
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Impairment of goodwill	—	—	17,328	—	17,328
Accretion of asset retirement obligations	—	—	1,305	—	1,305
Deferred income tax recovery	—	—	(74,952)	—	(74,952)
Unrealized foreign currency exchange gains	25	10	(838)	—	(803)
Unrealized losses on derivative instruments	—	—	15,377	—	15,377
Stock-based compensation	793	—	2,578	—	3,371
Equity loss in affiliates	272,681	—	—	(272,681)	—
Other, net	—	—	(1,640)	—	(1,640)
Changes in operating assets and liabilities:
Accounts receivable	(373)	—	12,675	—	12,302
Prepaid expenses and other current assets	32	—	890	—	922
Accounts payable and accrued liabilities	(241)	—	(15,981)	—	(16,222)
Accrued interest and other current liabilities	—	—	7,742	—	7,742

Net cash provided by (used in) operating activities	(1,618)	(8)	82,184	—	80,558
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(184,833)	—	(184,833)
Other fixed assets	—	—	(3,189)	—	(3,189)
Proceeds from divestiture of assets, net	—	—	97,747	—	97,747

Net cash used in investing activities	—	—	(90,275)	—	(90,275)
Financing activities:
Proceeds from issuance of long-term debt	—	—	192,052	—	192,052
Debt issuance costs	—	—	(1,295)	—	(1,295)
Proceeds from bank borrowings	—	—	3,086,000	—	3,086,000
Repayments of bank borrowings	—	—	(3,269,000)	—	(3,269,000)
Change in intercompany balances	1,301	8	(1,309)	—	—
Change in bank overdrafts	44	—	2,822	—	2,866
Capital lease payments	—	—	(1,156)	—	(1,156)
Other, net	0	—	2	—	2

Net cash provided by financing activities	1,345	8	8,116	—	9,469

Net increase (decrease) in cash	(273)	—	25	—	(248)
Cash at beginning of year	273	—	3	—	276

Cash at end of year	$—	$—	$28	$—	$28

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Year Ended December 31, 2011
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated
Operating activities:
Net earnings (loss)	$23,263	$12	$38,203	$(26,675)	$34,803
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	85,751	—	85,751
Amortization of deferred costs	—	—	1,095	—	1,095
Accretion of asset retirement obligations	—	—	1,071	—	1,071
Deferred income tax expense	—	—	17,724	—	17,724
Unrealized foreign currency exchange gains	—	—	(4,976)	—	(4,976)
Unrealized gains on derivative instruments	—	—	(19,786)	—	(19,786)
Stock-based compensation	—	—	269	—	269
Equity income in affiliates	(26,658)	—	—	26,658	—
Other, net	308	—	2,151	—	2,459
Changes in operating assets and liabilities:
Accounts receivable	—	—	4,322	—	4,322
Prepaid expenses and other current assets	1,344	—	1,661	—	3,005
Accounts payable and accrued liabilities	136	(1)	19,149	—	19,284
Accrued interest and other current liabilities	—	—	(24,198)	—	(24,198)

Net cash provided by (used in) operating activities	(1,607)	11	122,436	(17)	120,823
Investing activities:
Investment in subsidiaries	(140,859)	(18,931)	—	159,790	—
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(325,095)	—	(325,095)
Other fixed assets	—	—	(12,841)	—	(12,841)
Proceeds from divestiture of assets, net	—	—	343	—	343

Net cash provided by (used in) investing activities	(140,859)	(18,931)	(337,593)	159,790	(337,593)
Financial activities:
Debt issuance costs	—	—	(4,700)	—	(4,700)
Proceeds from bank borrowings	—	—	2,531,000	—	2,531,000
Repayments of bank borrowings	—	—	(2,200,000)	—	(2,200,000)
Proceeds from Forest	5,999	—	100,513	—	106,512
Repayments to Forest	(8,009)	—	(360,376)	—	(368,385)
Cash distribution to Forest	(28,711)	—	—	—	(28,711)
Change in intercompany balances	11	(11)	—	—	—
Intercompany dividend	(17)	—	—	17	—
Capital contribution	—	18,931	140,859	(159,790)	—
Proceeds from issuance of common stock, net of offering costs	173,086	—	—	—	173,086
Change in bank overdrafts	—	—	440	—	440
Proceeds from sale-leaseback	—	—	7,723	—	7,723
Capital lease payments	—	—	(829)	—	(829)
Other, net	—	—	(43)	—	(43)

Net cash provided by (used in) financing activities	142,359	18,920	214,587	(159,773)	216,093
Effect of exchange rate changes on cash	380	—	—	—	380

Net increase (decrease) in cash	273	—	(570)	—	(297)
Cash at beginning of year	—	—	573	—	573

Cash at end of year	$273	$—	$3	$—	$276

LONE PINE RESOURCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of dollars)

	Year Ended December 31, 2010
	Parent Guarantor US$	Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries US$	Parent and Combined Guarantor Subsidiaries CDN$	Subsidiary Issuer CDN$	Eliminations CDN$	Consolidated CDN$
Operating activities:
Net earnings (loss)	$(1,221)	$—	$(1,221)	$(1,259)	$34,084	$—	$32,825
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	—	—	65,811	—	65,811
Amortization of deferred costs	—	—	—	—	411	—	411
Accretion of asset retirement obligations	—	—	—	—	1,073	—	1,073
Deferred income tax expense	—	—	—	—	7,911	—	7,911
Unrealized foreign currency exchange gains	—	—	—	—	(13,655)	—	(13,655)
Stock-based compensation	—	—	—	—	—	—	—
Other, net	—	—	—	44	(172)	—	(128)
Changes in operating assets and liabilities:
Accounts receivable	—	—	—	—	(10,747)	—	(10,747)
Prepaid expenses and other current assets	(1,522)	—	(1,522)	(1,513)	(2,598)	—	(4,111)
Accounts payable and accrued liabilities	—	—	—	—	(732)	—	(732)
Accrued interest and other current liabilities	—	—	—	—	8,723	—	8,723

Net cash provided by (used in) operating activities:	(2,743)	—	(2,743)	(2,728)	90,109	—	87,381
Investing activities:
Investment in subsidiaries	—	—	—	—	—	—	—
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	—	—	(208,869)	—	(208,869)
Other fixed assets	—	—	—	—	(44,310)	—	(44,310)
Proceeds from divestiture of assets	—	—	—	—	28,024	—	28,024

Net cash used in investing activities	—	—	—	—	(225,155)	—	(225,155)
Financial activities:
Debt issuance costs	—	—	—	—	—	—	—
Proceeds from bank borrowings	—	—	—	—	151,000	—	151,000
Repayments of bank borrowings	—	—	—	—	(151,000)	—	(151,000)
Proceeds from Forest	2,743	—	2,743	2,728	125,975	—	128,703
Repayments to Forest	—	—	—	—	(1,264)	—	(1,264)
Change in bank overdrafts	—	—	—	—	1,566	—	1,566
Other, net	—	—	—	—	(60)	—	(60)

Net cash provided by financing activities	2,743	—	2,743	2,728	126,217	—	128,945

Net decrease in cash	—	—	—	—	(8,829)	—	(8,829)
Cash at beginning of year	—	—	—	—	9,402	—	9,402

Cash at end of year	$—	$—	$—	$—	$573	$—	$573

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act, Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        During the three months ended December 31, 2012, there was no change in our system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers

        Certain information concerning our executive officers is set forth under the heading "Business—Executive Officers of the Registrant" in Item 1 of this Form 10-K.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for Employees and Officers ("Code") which covers a wide range of business practices and procedures. The Code represents the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller and persons performing similar functions ("senior financial officers"). A copy of the Code is available on our website at http://www.lonepineresources.com, and a copy will be mailed without charge, upon written request to Lone Pine Resources Inc., Suite 1100, 640-5th Avenue SW, Calgary, Alberta T2P 3G4, attn: Corporate Secretary. We intend to disclose any amendments to or waivers of the Code on behalf of our senior financial officers on our website at http://www.lonepineresources.com promptly following the date of the amendment or waiver.

Other

        Pursuant to General Instruction G to Form 10-K, we incorporate by reference the remaining information required by this item from the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of December 31, 2012.

Item 11.    Executive Compensation.

        Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of December 31, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of December 31, 2012.

Item 14.    Principal Accountant Fees and Services.

        Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC within 120 business days of December 31, 2012.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2013.

LONE PINE RESOURCES INC.
By:	/s/ DAVID M. FITZPATRICK David M. Fitzpatrick Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 14th day of March, 2013.

Signature	Title

/s/ DAVID M. FITZPATRICK David M. Fitzpatrick	Interim Chief Executive Officer and Director (Principal Executive Officer)
/s/ SHANE K. ABEL Shane K. Abel	Vice President, Finance & Treasurer (Principal Financial Officer)
/s/ CHRIS J. HOWE Chris J. Howe	Controller (Principal Accounting Officer)
/s/ DALE J. HOHM Dale J. Hohm	Director
/s/ LOYOLA G. KEOUGH Loyola G. Keough	Director
/s/ PATRICK R. MCDONALD Patrick R. McDonald	Director
/s/ DONALD MCKENZIE Donald McKenzie	Director
/s/ ROB WONNACOTT Rob Wonnacott	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2	Second Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

4.1	Rights Agreement, incorporated herein by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Lone Pine Resources Inc., dated May 11, 2011, incorporated herein by reference to Exhibit 4.2 to Amendment No. 7 to Form S-1 for Lone Pine Resources Inc. filed May 23, 2011 (File No. 333-171123).

4.3	Indenture dated February 14, 2012, among Lone Pine Resources Inc., Lone Pine Resources Canada Ltd., Lone Pine Resources (Holdings) Inc., Wiser Delaware LLC, Wiser Oil Delaware, LLC, and U.S. National Bank Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Form 8-K for Lone Pine Resources Inc. filed February 15, 2012 (File No. 001-35191).

4.4	Registration Rights Agreement dated February 14, 2012, among Lone Pine Resources Inc., Lone Pine Resources Canada Ltd., Lone Pine Resources (Holdings) Inc., Wiser Delaware LLC, Wiser Oil Delaware, LLC, and Credit Suisse Securities (USA) LLC, as representative of the Purchasers, incorporated herein by reference to Exhibit 4.2 to Form 8-K for Lone Pine Resources Inc. filed February 15, 2012 (File No. 001-35191).

10.1	Separation and Distribution Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.2	Transition Services Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.3	Tax Sharing Agreement dated May 25, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.4 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.4	Employee Matters Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.5 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.5	Registration Rights Agreement dated June 1, 2011, by and between Forest Oil Corporation and Lone Pine Resources Inc., incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

Exhibit No.		Description of Exhibit
10.6		Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit No. 10.6 to Amendment No. 3 to Form S-1 for Lone Pine Resources Inc. filed April 8, 2011 (File No. 333-171123).

10.7		First Amendment dated April 29, 2011 to Credit Agreement dated March 18, 2011 among Lone Pine Resources Inc., as parent, Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit No. 10.6.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

10.8		Second Amendment dated September 21, 2011 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., formerly known as Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed September 22, 2011 (File No. 001-35191).

10.9		Third Amendment dated February 5, 2012 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., formerly known as Canadian Forest Oil Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed February 6, 2012 (File No. 001-35191).

10.10		Second Amended and Restated Promissory Note dated March 25, 2010 between Canadian Forest Oil Ltd. and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to Form S-1 for Lone Pine Resources Inc. filed January 31, 2011 (File No. 333-171123).

10.11		Amendment No. 1 dated May 13, 2010 to Second Amended and Restated Promissory Note dated March 25, 2010 between Canadian Forest Oil Ltd. and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to Form S-1 for Lone Pine Resources Inc. filed January 31, 2011 (File No. 333-171123).

10.12		Amendment No. 2 dated June 15, 2010 to Second Amended and Restated Promissory Note dated March 25, 2010 between Canadian Forest Oil Ltd. and Forest Oil Corporation, incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to Form S-1 for Lone Pine Resources Inc. filed January 31, 2011 (File No. 333-171123).

10.13	†	Lone Pine Resources Inc. 2011 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.14	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to Form S-1 for Lone Pine Resources Inc. filed April 8, 2011 (File No. 333-171123).

10.15	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.13 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

Exhibit No.		Description of Exhibit
10.16	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (in lieu of Restricted Stock) for Canadian Director Grantees, incorporated herein by reference to Exhibit 10.14 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

10.17	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.15 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

10.18	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.16 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

10.19	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.17 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

10.20	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.18 to Amendment No. 4 to Form S-1 for Lone Pine Resources Inc. filed April 27, 2011 (File No. 333-171123).

10.21	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.22	†	Form of Lone Pine Resources Inc. Severance Agreement for Chief Executive Officer, incorporated herein by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.23	†	Form of Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.3 to Form 8-K for Lone Pine Resources Inc. filed June 6, 2011 (File No. 001-35191).

10.24		Third Amendment to Second Amended and Restated U.S. Credit Agreement and Termination of Second Amended and Restated Canadian Credit Agreement dated May 25, 2011, by and among Forest Oil Corporation, Canadian Forest Oil Ltd., JPMorgan Chase Bank, N.A., Toronto branch, as Canadian administrative agent, JPMorgan Chase Bank, N.A., as global administrative agent, and the lenders named therein, incorporated herein by reference to Exhibit 4.1 to Form 8-K for Lone Pine Resources Inc. filed June 1, 2011 (File No. 001-35191).

10.25	†	Form of First Amendment to the Lone Pine Resources Inc. Severance Agreement for Executive Officers and Key Employees, incorporated herein by reference to Exhibit 10.25 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.26	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Stock Option Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.26 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

Exhibit No.		Description of Exhibit
10.27	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.27 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.28	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (SAR Award) Agreement for Canadian Employee Grantees, incorporated herein by reference to Exhibit 10.28 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.29	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Performance Unit Award Agreement for Canadian Grantees, incorporated herein by reference to Exhibit 10.29 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.30	†	Lone Pine Resources Inc. 2011 Stock Incentive Plan—Form of Phantom Stock Unit (RSU Award) Agreement for Canadian Employee Grantees (Cash Only), incorporated herein by reference to Exhibit 10.30 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.31	†	Amendment No. 1 dated March 21, 2012 to Tax Sharing Agreement dated May 25, 2011 by and between Forest Oil Corporation and Lone Pine Resources Inc, incorporated herein by reference to Exhibit 10.31 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

10.32	†	Lone Pine Resources Inc. 2012 Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed May 17, 2012 (File No. 001-35191).

10.33	†	Agreement for Purchase and Sale, dated as of November 13, 2012, by and between Lone Pine Resources Canada Ltd. and Canadian Natural Resources Limited, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed November 13, 2012 (File No. 001-35191).

10.34	†	Employment Agreement dated February 28, 2013 between David Fitzpatrick and Lone Pine Resources Canada Ltd., incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed March 6, 2013 (File No. 001-35191).

10.35	†*	Settlement Agreement dated March 13, 2013 between David M. Anderson and Lone Pine Resources Inc.

10.36	†*	Settlement Agreement dated March 13, 2013 between Edward J. Bereznicki and Lone Pine Resources Inc.

14.1		Lone Pine Resources Inc. Code of Business Conduct and Ethics for Members of the Board of Directors (adopted as of March 17, 2011), incorporated herein by reference to Exhibit 14.1 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

14.2		Lone Pine Resources Inc. Code of Business Conduct and Ethics for Employees and Officers (adopted as of March 17, 2011), incorporated herein by reference to Exhibit 14.2 to Form 10-K for Lone Pine Resources Inc. filed March 23, 2012 (File No. 001-35191).

21.1	*	List of subsidiaries of Lone Pine Resources Inc.

23.1	*	Consent of Ernst & Young LLP.

23.2	*	Consent of Ernst & Young LLP.

Exhibit No.		Description of Exhibit

23.3	*	Consent of DeGolyer and MacNaughton.

31.1	*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

99.1	*	Reserves Evaluation Report of DeGolyer and MacNaughton, independent petroleum engineering consulting firm, dated February 25, 2013.

101.INS	††	XBRL Instance Document.

101.SCH	††	XBRL Taxonomy Extension Schema Document.

101.CAL	††	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	††	XBRL Label Linkbase Document.

101.PRE	††	XBRL Presentation Linkbase Document.

101.DEF	††	XBRL Taxonomy Extension Definition.

*
Filed herewith.

**
Not considered to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

†
Contract or compensatory plan or arrangement in which directors and/or officers participate.

††
The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections