Form 10-Q
period 2013-06-30
Lone Pine Resources Inc.
filed 2013-08-08
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 86,848,398 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

June 30, 2013

i

MONETARY AMOUNTS AND EXCHANGE RATE DATA

In this Quarterly Report on Form 10-Q for the three- and six-month periods ended June 30, 2013 (the “Quarterly Report”), references to “dollars,” “$” or “Cdn$” are to Canadian dollars and references to “U.S. dollars” or “US$” are to United States dollars. The noon-day Canadian to U.S. dollar exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

	Three Months Ended June 30,		Six months Ended June 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
	US$	US$	US$	US$	US$
Highest rate during the period	0.9977	1.0197	1.0164	1.0197	1.0299
Lowest rate during the period	0.9495	0.9599	0.9495	0.9599	0.9599
Average noon spot rate during the period(1)	0.9774	0.9897	0.9844	0.9943	1.0004
Rate at the end of the period	0.9513	0.9813	0.9513	0.9813	1.0051

(1) Determined by averaging the rates on each business day during the respective period.

On August 2, 2013, the noon-day exchange rate was US$0.9632 for Cdn$1.00.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of Canadian dollars, except number of shares)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$5,064	$28
Accounts receivable	11,721	16,502
Derivative instruments	812	4,409
Prepaid expenses and other current assets	4,941	4,947
Total current assets	22,538	25,886
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,625,402 and $1,590,015	357,802	376,203
Unproved	147,283	148,956
Net oil and natural gas properties	505,085	525,159
Other property and equipment, net of accumulated depreciation and amortization of $12,481 and $10,658	63,357	65,096
Net property and equipment	568,442	590,255
Other assets	5,848	6,662
	$596,828	$622,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$4,872
Accounts payable and accrued liabilities	18,716	32,468
Accrued interest	7,975	7,742
Derivative instruments	1,343	—
Current portion of long-term debt	178,000	—
Capital lease obligation	1,248	1,217
Other current liabilities	984	2,564
Total current liabilities	208,266	48,863
Long-term debt	198,780	340,310
Asset retirement obligations	12,197	12,839
Capital lease obligation	3,889	4,521
Other liabilities	1,315	1,308
Total liabilities	424,447	407,841
Stockholders’ equity:
Common stock, 86,731,617 and 85,192,955 shares issued and outstanding	850	835
Capital surplus	985,952	984,438
Accumulated deficit	(814,540)	(770,494)
Accumulated other comprehensive income	119	183
Total stockholders’ equity	172,381	214,962
	$596,828	$622,803

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of Canadian dollars, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Oil and natural gas	$31,042	$42,420	$59,888	$86,749
Interest and other	3	4	5	10
Total revenues	31,045	42,424	59,893	86,759
Costs, expenses and other:
Lease operating expenses	7,903	14,160	16,919	28,609
Production and property taxes	570	832	1,139	1,685
Transportation and processing	3,442	4,311	6,681	8,464
General and administrative	4,919	5,840	12,220	9,946
Depreciation, depletion and amortization	18,184	31,882	37,245	58,312
Ceiling test write-down of oil and natural gas properties	—	128,870	—	128,870
Interest expense	7,609	8,242	15,042	13,993
Accretion of asset retirement obligations	332	341	524	677
Foreign currency exchange losses	6,928	4,269	10,996	3,973
Losses (gains) on derivative instruments	(3,071)	(18,375)	3,401	(18,268)
Other, net	11	41	(154)	52
Total costs, expenses and other	46,827	180,413	104,013	236,313
Loss before income taxes	(15,782)	(137,989)	(44,120)	(149,554)
Income tax recovery	—	(32,954)	(74)	(35,011)
Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Basic and diluted loss per common share	$(0.18)	$(1.24)	$(0.51)	$(1.35)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands of Canadian dollars)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Other comprehensive income (loss):
Amortization of accumulated actuarial loss, net of tax	5	5	(64)	10
Total other comprehensive income (loss)	5	5	(64)	10
Comprehensive income (loss)	$(15,777)	$(105,030)	$(44,110)	$(114,533)

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Operating activities:
Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	18,184	31,882	37,245	58,312
Ceiling test write-down of oil and natural gas properties	—	128,870	—	128,870
Amortization of deferred costs	656	621	1,261	1,102
Accretion of asset retirement obligations	332	341	524	677
Deferred income tax recovery	—	(32,954)	(74)	(35,011)
Unrealized foreign currency exchange losses	7,063	4,228	11,060	3,932
Unrealized losses (gains) on derivative instruments	(2,885)	(9,540)	4,663	(4,371)
Stock-based compensation	639	1,001	2,778	1,720
Other, net	(1,214)	(738)	(3,792)	(717)
Changes in operating assets and liabilities:
Accounts receivable	(33)	4,177	4,781	10,351
Prepaid expenses and other current assets	108	1,496	(31)	1,188
Accounts payable and accrued liabilities	(9,663)	(8,196)	(8,294)	(21,752)
Accrued interest and other current liabilities	6,077	4,541	233	8,150
Net cash provided by operating activities	3,482	20,694	6,308	37,908
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(16,957)	(56,567)	(37,088)	(130,255)
Other fixed assets	(15)	(737)	(83)	(1,649)
Proceeds from divestiture of assets, net	2,446	280	16,180	280
Net cash used in investing activities	(14,526)	(57,024)	(20,991)	(131,624)
Financing activities:
Repayment of long-term debt	(2,770)	—	(4,589)	—
Net proceeds from issuance of long-term debt	—	—	—	192,052
Debt issuance costs	(86)	(70)	(86)	(1,295)
Proceeds from bank borrowings	533,000	681,000	1,020,000	1,466,000
Repayments of bank borrowings	(507,000)	(639,000)	(990,000)	(1,568,000)
Change in bank overdrafts	(6,762)	(5,011)	(4,872)	6,301
Issuance of common stock	7	—	15	—
Capital lease payments	(303)	(454)	(601)	(738)
Other, net	(148)	—	(148)	—
Net cash provided by financing activities	15,938	36,465	19,719	94,320
Net increase in cash	4,894	135	5,036	604
Cash at beginning of period	170	745	28	276
Cash at end of period	$5,064	$880	$5,064	$880

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands of Canadian dollars, except number of shares)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Deficit	Income	Equity
	(In thousands)
Balances at December 31, 2012	85,193	$835	$984,438	$(770,494)	$183	$214,962
Issuance of common stock, net of tax	1,539	15	3,292	—	—	3,307
Amortization of stock-based compensation	—	—	2,094	—	—	2,094
Capital surplus related to vested stock-based compensation	—	—	(3,872)	—	—	(3,872)
Comprehensive income (loss):
Net loss	—	—	—	(44,046)	—	(44,046)
Other comprehensive income (loss)	—	—	—	—	(64)	(64)
Balances at June 30, 2013	86,732	$850	$985,952	$(814,540)	$119	$172,381

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lone Pine Resources Inc. (the “Company”) is an independent oil and natural gas exploration, development and production company with operations in Canada. Its reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec, and in the Northwest Territories. The Company conducts operations in one industry segment, liquids and natural gas exploration, development and production, and in one country, Canada. The Company’s operations are primarily carried out by its wholly owned operating subsidiary, Lone Pine Resources Canada Ltd. (“LPR Canada”). Unless otherwise indicated or the context otherwise requires, references to “Lone Pine” refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references to “LPR Canada” refer to Lone Pine Resources Canada Ltd., an Alberta corporation.

Basis of Presentation

These consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) and, unless otherwise indicated, all amounts are expressed in Canadian dollars. Certain amounts from prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q as prescribed by the U.S. Securities Exchange Commission (“SEC”). Lone Pine’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) also includes a summary of significant accounting policies and should be read in conjunction with these financial statements. All adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

(2)     LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that Lone Pine will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements. As such, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should Lone Pine be unable to continue as a going concern.

Several conditions and events cast doubt about Lone Pine’s ability to continue as a going concern. Lone Pine has incurred net losses for the three and six months ended June 30, 2013, and at June 30, 2013 had an accumulated deficit of $814.5 million (December 31, 2012 - $770.5 million), and requires additional financing in order to finance its business activities on an ongoing basis.

Lone Pine maintains a $500 million credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Credit Facility”). The Credit Facility will mature on March 18, 2016 and its availability is governed by a borrowing base, which was $185 million at June 30, 2013 (December 31, 2012 - $275 million). At June 30, 2013, Lone Pine had $178 million (December 31, 2012 - $148 million) outstanding at a weighted average interest rate of 4.033%. The agreement governing the Credit Facility (the “Credit Agreement”) provides that the Company will not permit its ratio of total debt outstanding to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the terms of the Credit Agreement and adjusted for non-cash charges, for a trailing 12-month period to exceed a specified amount (the “Financial Covenant”).   On July 26, 2013, the Credit Agreement was amended so that, among other things, the Company’s permitted total debt to EBITDA ratio shall not exceed 5.75 to 1.0, for any quarterly period ending on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all quarterly periods thereafter. At June 30, 2013, the total debt to EBITDA ratio was 5.4 to 1.0.  Without this amendment, the Company would not have been in compliance with the Financial Covenant for the quarterly period ended June 30, 2013.  In addition, absent a further waiver or amendment, the Company does not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013. Therefore, the Company intends to refinance the indebtedness outstanding under the Credit

Facility prior to the end of the 2013 fiscal year.  As a result, the Company has reclassified the indebtedness outstanding under the Credit Facility as a current liability in this Quarterly Report.

If the Company fails to comply with the Financial Covenant or the other covenants in the Credit Agreement in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under the Credit Agreement, as well as, in the case of an acceleration of maturity under the Credit Agreement, a cross default and acceleration of maturity under the indenture governing LPR Canada’s outstanding 10.375% senior notes due 2017 (the “Senior Notes”) that are guaranteed by the Company and certain of its other subsidiaries.

Lone Pine is focused on addressing its liquidity and leverage issues and currently is engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes regarding a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility. These discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring.  In connection with these discussions, Lone Pine has retained legal and financial advisors.  The outcome of these discussions is uncertain, and it is not known if Lone Pine will be successful in obtaining agreement on the terms of a potential restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility on a consensual basis. If LPR Canada fails to make the August 15, 2013 interest payment on the Senior Notes, which is approximately US$10.1 million, such failure, if not cured within 30 days, would result in an event of default under the indenture governing the Senior Notes, and the indenture trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes would have the right to declare the Senior Notes immediately due and payable at their principal amount together with accrued interest, and demand repayment under the guarantee by the Company and certain of its subsidiaries; however, holders of a majority in principal amount of the outstanding Senior Notes may direct the time, method and place of conducting any proceeding for any remedy available to the indenture trustee or of exercising any trust or power conferred on the trustee.  If LPR Canada fails to make an interest payment on the Senior Notes, it could also lead to a cross default of all outstanding debt under the Credit Agreement. If Lone Pine fails to restructure or refinance its current outstanding indebtedness within the time parameters available to it under the Credit Agreement and Senior Note indenture or otherwise, Lone Pine may not have adequate liquidity to fund its operations and meet its obligations (including its debt payment obligations), in which event there would be substantial doubt as to Lone Pine’s ability to continue as a going concern and Lone Pine may be forced to seek relief under the Canadian Companies’ Creditors Arrangement Act (“CCAA”) and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). See Part I, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1A — Risk Factors”.

(3)   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed materially from those reported in its 2012 Annual Report except for new standards adopted in 2013, discussed below.

Recent Accounting Pronouncements

Standards Adopted in 2013

In the first quarter of 2013, the Company adopted Accounting Standards Update 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities and Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which require disclosure of both gross and net information about certain financial instruments and transactions eligible for offset in the balance sheet or subject to an agreement similar to a master netting agreement. The adoption of these amendments did not have a material impact on the Company’s financial statements.

In the first quarter of 2013, the Company adopted Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures about significant amounts reclassified out of accumulated other comprehensive income. The Company determined that its amounts reclassified out of accumulated other comprehensive income were not significant and, therefore, the amendments did not affect the Company’s financial statements.

Future Accounting Pronouncements

In the second quarter of 2013, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”), which requires entities to prepare their financial statements using the liquidation basis of accounting when the likelihood is remote that the entity will return from liquidation. This pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and are to be applied prospectively. The Company does not expect ASU 2013-07 to impact its accounting and disclosure requirements as the Company continues to present its financial statements on a going concern basis.

In the first quarter of 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which clarifies guidance for the recognition, measurement and disclosure of liabilities resulting from joint and several liability arrangements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and are to be applied retrospectively. If the Company enters into obligations affected by ASU 2013-04, the accounting and disclosure requirements will be applied.

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

(4) DISPOSITIONS

In the first and second quarters of 2013, Lone Pine completed the divestiture of certain non-core properties for proceeds of $13.7 million and $2.5 million, respectively, after closing adjustments and costs of disposition. The proceeds reduced the net book value of the oil and natural gas properties. No gain or loss was recognized in net earnings for the sales.

(5) PROPERTY AND EQUIPMENT

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

Under the full cost method, the Company performs a ceiling test calculation each quarter using prices that are based on the average of the first-day-of-the-month prices during the 12-month period prior to the reporting date. The full cost ceiling test is a limitation on capitalized costs prescribed by SEC Regulation S-X Rule 4-10. If the net capitalized costs for a cost center exceed the sum of SEC-prescribed calculated components, a ceiling test write-down is recognized to the extent of the excess capitalized costs.

No write-down was required for the three and six months ended June 30, 2013. However, in the second quarter of 2012, as a result of a decline in the 12-month average trailing natural gas price, the Company’s internal estimate of its proved undeveloped natural gas volumes decreased significantly at June 30, 2012 compared to December 31, 2011. This decrease in natural gas volumes reduced the Company’s internal estimate of the present value of future net revenue from proved reserves and resulted in the Company recognizing a ceiling test write-down of $128.9 million before tax for the three and six months ended June 30, 2012.

(6) LONG-TERM DEBT

As described in Note 2, on July 26, 2013, the Credit Agreement was amended so that, among other things, the Company’s permitted total debt to EBITDA ratio shall not exceed 5.75 to 1.0, for any quarterly period ending on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all quarterly periods thereafter. At June 30, 2013, the total debt to EBITDA ratio was 5.4 to 1.0.  Without this amendment, the Company would not have been in compliance with the Financial Covenant for the quarterly period ended June 30, 2013.  In addition, absent a further waiver or amendment, the Company does not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013. Therefore, the Company intends to refinance the indebtedness outstanding under the Credit Facility prior to the end of the 2013 fiscal year and has reclassified the indebtedness outstanding under the Credit Facility as a current liability in this Quarterly Report.

As at the dates indicated, the components of the Company’s long-term debt were as follows.

	At June 30, 2013			At December 31, 2012
	(In thousands)
	Principal	Unamortized Discount	Total	Principal	Unamortized Discount	Total
Credit Facility	$178,000	$—	$178,000	$148,000	$—	$148,000
Senior Notes	204,984	6,204	198,780	198,985	6,675	192,310
	382,984	6,204	376,780	346,985	6,675	340,310
Current portion of long-term debt	(178,000)	—	(178,000)	—	—	—
Long-term debt	$204,984	$6,204	$198,780	$346,985	$6,675	$340,310

Senior Notes

On February 14, 2012, LPR Canada issued US$200 million aggregate principal amount of Senior Notes. The Senior Notes were issued pursuant to an indenture, dated February 14, 2012 (the “Indenture”), among LPR Canada, certain guarantors and U.S. Bank National Association, as trustee. In March and April 2013, LPR Canada repurchased US$2.0 million and US$3.0 million, respectively, of Senior Notes at a cost of $1.8 million (US$1.8 million) and $2.8 million (US$2.7 million), respectively, including accrued interest. The repurchases resulted in total gains on extinguishment of debt of $0.4 million, including related discount and deferred costs. The gains are included in other, net on the Condensed Consolidated Statements of Operations.

Credit Facility

As described in Note 2, Lone Pine maintains a $500 million Credit Facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Credit Facility will mature on March 18, 2016 and its availability is governed by a borrowing base, which was $185 million at June 30, 2013 (December 31, 2012 - $275 million). At June 30, 2013, the Company had $178 million (December 31, 2012 - $148 million) outstanding at a weighted average interest rate of 4.033%.

On July 26, 2013, Lone Pine, entered into an amendment to the Credit Agreement (the “Amendment”), which amended the Credit Agreement as follows: (1) the Total Debt to EBITDA (as defined in the Credit Agreement) Financial Covenant was amended to increase the permitted ratio from 4.5 to 1.0 to 5.75 to 1.0 for any quarterly period on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0; (2) the deadline by which LPR Canada would be required to repay any Borrowing Base Deficiency (as defined in the Credit Agreement) resulting from a future Borrowing Base (as defined in the Credit Agreement) redetermination was changed from 180 days to a requirement that repayment be made immediately following such redetermination; (3) LPR Canada paid to each Lender that consented to the Amendment an upfront fee of 10 basis points on the amount of such Lender’s Borrowing Base commitment; and (4) the parties made other immaterial amendments.  The operative provisions of the Amendment became effective on July 26, 2013.

As described above, the Amendment provides that the permitted Total Debt to EBITDA ratio shall not exceed 5.75 to 1.0, for any quarterly period ended on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all quarterly periods thereafter. Without the Amendment, Lone Pine would not have been in compliance with the Financial Covenant for the period ended June 30, 2013. In addition, absent a further waiver or amendment, Lone Pine does not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013.  If Lone Pine fails to comply with the Financial Covenant or the other covenants in the Credit Agreement in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under the Credit Agreement, as well as, in the case of an acceleration of maturity under the Credit Agreement, a cross default and acceleration of maturity under the Indenture governing the Senior Notes.

The determination of the Credit Facility Borrowing Base is made by the Lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and natural gas properties in accordance with the Lenders’ customary practices for oil and gas loans. The next scheduled redetermination of the Borrowing Base is expected to occur as of November 1, 2013. In addition to the next scheduled semi-annual redetermination, Lone Pine and the Lenders each have discretion at any time, but not more often than once during any calendar year, to have the Borrowing Base redetermined. Upon a redetermination, if borrowings in excess of the revised borrowing capacity are outstanding, the Amendment provides that LPR Canada would be required to repay any Borrowing Base Deficiency resulting from a redetermination immediately.  Lone Pine and its subsidiaries may not have sufficient funds to make such immediate repayment at the time of such redetermination and such failure to repay would be an event of default under the Credit Agreement, which could lead to an acceleration of the maturity under the Credit Facility following notice and cure periods.

Acceleration of the maturity of the indebtedness under the Credit Facility would occur automatically in the case of a bankruptcy or insolvency event with respect to Lone Pine. Subject to notice and cure periods, certain other events of default under the Credit Facility will result in acceleration of the maturity of the indebtedness under the facility at the option of the Lenders. Such other events of default include breach of warranty, non-performance of obligations under the Credit Facility (including the Financial Covenant), default on other indebtedness (including the Senior Notes), certain pension plan events, certain adverse judgments, change of control and a failure of the liens securing the Credit Facility. Any acceleration of maturity under the Credit Facility will lead to a cross default under the Indenture, which in turn could lead to an acceleration of the Senior Notes.

(7) DERIVATIVE INSTRUMENTS

Commodity Derivatives

Lone Pine enters into derivative instruments to manage its exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of the Company’s cash flows. Lone Pine’s commodity derivative instruments generally serve as effective economic hedges of commodity price exposure. Lone Pine has elected not to designate its derivatives as hedging instruments for accounting purposes and recognizes all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statements of Operations.

Commodity Swaps

Lone Pine’s outstanding commodity swaps as of June 30, 2013 were as follows.

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

(1)         Million British thermal units per day with price taken from the New York Mercantile Exchange (NYMEX)

(2)   Barrels per day using price of West Texas Intermediate (WTI)

Commodity Swaptions

In connection with certain commodity swaps, Lone Pine sold call options to the counterparties in exchange for Lone Pine receiving a premium fixed price on the commodity swaps. Lone Pine’s outstanding options as of June 30, 2013 were as follows.

	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Calendar 2013	Monthly in 2013	500	$95.05

	Natural Gas (NYMEX Henry Hub)
Term	Option Expiration	Underlying Swap MMBtu/d	Weighted Average Price per MMBtu
Calendar 2014	December 2013	5,000	US$	4.37

Commodity Collars

A collar agreement is similar to a swap agreement, except that Lone Pine receives the difference between the floor price and the index price only if the index price is below the floor price, and Lone Pine pays the difference between the ceiling price and the index price only if the index price is above the ceiling price. Lone Pine’s outstanding commodity collars as of June 30, 2013 were as follows.

	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d	Weighted Average Floor Price per MMBtu		Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$	3.25	US$	3.93

Fair Value Amounts

The table below reconciles the gross and net fair value amounts of Lone Pine’s derivative instruments and provides the location of the net fair value in the Condensed Consolidated Balance Sheets as of the dates indicated. Due to the volatility of oil and natural gas prices, the estimated fair values of Lone Pine’s commodity derivative instruments are subject to large fluctuations from period to period. In the Condensed Consolidated Balance Sheets, Lone Pine offsets asset and liability fair value amounts recognized for derivative instruments with the same counterparty under master netting arrangements. See note 8 for additional information on the fair value of Lone Pine’s derivative instruments.

	At June 30, 2013	At December 31, 2012
	(In thousands)
Current assets - gross	$1,468	$5,703
Gross offset - current liabilities	(656)	(1,294)
Derivative instruments - current assets, net - per Condensed Consolidated Balance Sheets	812	4,409

Current liabilities - gross	(1,999)	—
Gross offset - current assets	656	—
Derivative instruments - current liabilities, net - per Condensed Consolidated Balance Sheets	(1,343)	—

Other long-term assets, gross and net	284	—

Other long-term liabilities, gross and net	(7)	—

Net (liabilities) assets	$(254)	$4,409

The table below shows the amounts reported in the Condensed Consolidated Statements of Operations as gains and losses on derivative instruments for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Realized gains on derivative instruments	$(186)	$(8,835)	$(1,262)	$(13,897)
Unrealized (gains) losses on derivative instruments	(2,885)	(9,540)	4,663	(4,371)
Losses (gains) on derivative instruments	$(3,071)	$(18,375)	$3,401	$(18,268)

(8) FAIR VALUE MEASUREMENTS

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

The carrying amounts and fair values of Lone Pine’s financial instruments are summarized below.

	Fair Value	At June 30, 2013		At December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash	—	$5,064	$5,064	$28	$28
Accounts receivable	—	11,721	11,721	16,502	16,502
Derivative instruments	2	1,752	1,752	5,703	5,703
Liabilities:
Bank overdraft	—	—	—	4,872	4,872
Accounts payable and accrued liabilities	—	18,716	18,716	32,468	32,468
Accrued interest	—	7,975	7,975	7,742	7,742
Derivative instruments	2	2,006	2,006	1,294	1,294
Current portion of long-term debt (Credit Facility)	2	178,000	178,000	—	—
Long-term debt:
Credit Facility	2	—	—	148,000	148,000
Senior Notes	1	198,780	146,693	192,310	186,046
Total long-term debt		198,780	146,693	340,310	334,046
Capital lease obligation	2	5,137	5,137	5,738	5,738

The Company uses various assumptions and methods in estimating the fair values of its financial instruments. All of the estimates of fair value were determined using significant other observable inputs (Level 2), except for the fair value of the Senior Notes, which was determined based on the unadjusted quoted price in an active market (Level 1) given that the Senior Notes are actively traded in a private market with an independent quoted price available from a third party. The carrying amount of the Senior Notes has been reduced by the original issue discount and commissions, while the fair value of the Senior Notes at June 30, 2013 is based on its face amount of US$195 million (December 31, 2012 - US$200 million) and market price of US$71.563 per US$100 face amount (December 31, 2012 - US$93.50 per US$100). The carrying amount of the Credit Facility approximates fair value since the borrowings bear interest at variable market rates. The carrying amount of the capital lease obligation approximates fair value, as interest rates have not materially changed since the lease was executed.

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

(9) LOSS PER SHARE

The Company calculates basic and diluted loss per share of common stock as follows.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Net earnings attributable to participating securities	—	—	—	—
Net loss attributable to common stock for basic and diluted earnings per share	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Weighted average number of shares of common stock outstanding during the period for basic earnings per share	86,296	85,008	85,838	85,004
Dilutive effects of potential shares of common stock	—	—	—	—
Weighted average number of shares of common stock outstanding during the period, including the effects of dilutive potential shares of common stock, for diluted earnings per share	86,296	85,008	85,838	85,004
Basic loss per share of common stock	$(0.18)	$(1.24)	$(0.51)	$(1.35)
Diluted loss per share of common stock	$(0.18)	$(1.24)	$(0.51)	$(1.35)

At June 30, 2013, approximately 1.3 million (June 30, 2012 — 1.8 million) potential shares of common stock were excluded from the diluted loss per share of common stock calculation as the effect was anti-dilutive.

(10) STOCK-BASED COMPENSATION

The following tables reconcile the change in number of units outstanding for each of the Company’s long-term incentive plans for the six months ended June 30, 2013 and 2012.

	Phantom Stock Units – Stock	Phantom Stock Units – Cash or Cash or Stock	Performance Units	Stock Options	Restricted Stock	Total
Outstanding as of December 31, 2012	979,530	400,551	—	644,706	67,935	2,092,722
Awarded	636,166	4,790,081	2,671,171	—	271,740	8,369,158
Vested	(895,645)	(1,521,282)	(1,254,330)	—	(67,935)	(3,739,192)
Forfeited	(60,707)	(99,255)	—	(272,891)	—	(432,853)
Outstanding as of June 30, 2013	659,344	3,570,095	1,416,841	371,815	271,740	6,289,835

	Phantom Stock Units – Stock	Phantom Stock Units – Cash or Cash or Stock	Performance Units	Stock Options	Restricted Stock	Total
Outstanding as of December 31, 2011	43,701	657,249	—	—	26,202	727,152
Awarded	1,007,130	—	—	650,636	67,935	1,725,701
Vested	(22,986)	(142,863)	—	—	(11,539)	(177,388)
Forfeited	(23,550)	(13,250)	—	(9,500)	—	(46,300)
Outstanding as of June 30, 2012	1,004,295	501,136	—	641,136	82,598	2,229,165

At June 30, 2013, the Company had 371,815 stock options outstanding, of which 133,728 had vested with the majority being exercisable no later than the first quarter of 2017.

In the first half of 2013, the Company’s executives were issued performance units that will settle in shares of common stock. Lone Pine expects to issue new shares of common stock to settle the performance units. The weighted average grant date fair value of the performance units was determined using the expected closing price of a share of Lone Pine common stock at December 31, 2015 and using an expected payout of between 0% and 200%, which would reflect the Company’s performance. The payout depends on the total return of the Company’s common stock compared to the total return of a defined set of peer companies. The performance units vest on December 31, 2015.

(11) EMPLOYEE TERMINATION BENEFITS

In 2013, Lone Pine implemented a cost-reduction measure to reduce its ongoing general and administrative expenses, and improve liquidity. As a result, in the six months ended June 30, 2013, Lone Pine recorded a charge of $3.2 million in general and administrative expenses in the Condensed Consolidated Statements of Operations for wages and benefits related to the termination of four officers and 10 employees of the Company, including cash payments of $2.0 million.

In the three months ended June 30, 2013, Lone Pine recorded a charge of $0.8 million in general and administrative expenses in the Condensed Consolidated Statements of Operations for wages and benefits related to the termination of two officers and 10 employees of the Company, including cash payments of $0.3 million.

At June 30, 2013, accounts payable and accrued liabilities, and other current liabilities in the Condensed Consolidated Balance Sheets included $0.4 million and $0.3 million, respectively, for amounts outstanding, which are expected to be paid in the third quarter of 2013. The Company does not expect any further expenses related to this cost-reduction measure.

(12) INCOME TAXES

The Company’s combined Canadian federal and provincial statutory income tax rate was 25% for each of the three- and six-month periods ended June 30, 2013 and 2012. The effective income tax rate for each of the three- and six-month periods ended June 30, 2013 was 0% (2012 — 24% and 23%, respectively).

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes are guaranteed on a senior unsecured basis by the Company (the “Parent Guarantor”) and all of the Company’s subsidiaries, other than LPR Canada (the “Subsidiary Guarantors”, and together with the Parent Guarantor, the “Guarantors”). These guarantees are full and unconditional, and joint and several among the Guarantors. See note 6 for further information on the Senior Notes.

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

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	At June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$12	$—	$5,052	$—	$5,064
Accounts receivable	2,095	507	11,333	(2,214)	11,721
Derivative instruments	—	—	812	—	812
Prepaid expenses and other current assets	623	—	4,318	—	4,941
Total current assets	2,730	507	21,515	(2,214)	22,538
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	357,802	—	357,802
Unproved	—	—	147,283	—	147,283
Net oil and natural gas properties	—	—	505,085	—	505,085
Other property and equipment, net of accumulated depreciation and amortization	—	—	63,357	—	63,357
Net property and equipment	—	—	568,442	—	568,442
Investment in affiliate	69,484	58,063	—	(127,547)	—
Other assets	—	—	5,848	—	5,848
	$72,214	$58,570	$595,805	$(129,761)	$596,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$466	$—	$20,464	$(2,214)	$18,716
Accrued interest	—	—	7,975	—	7,975
Derivative instruments	—	—	1,343	—	1,343
Current portion of long-term debt	—	—	178,000	—	178,000
Capital lease obligation	—	—	1,248	—	1,248
Other current liabilities	484	—	500	—	984
Total current liabilities	950	—	209,530	(2,214)	208,266
Long-term debt	—	—	198,780	—	198,780
Asset retirement obligations	—	—	12,197	—	12,197
Capital lease obligation	—	—	3,889	—	3,889
Other liabilities	109	—	1,206	—	1,315
Total liabilities	1,059	—	425,602	(2,214)	424,447
Stockholders’ equity:
Common stock	850	39,135	832,750	(871,885)	850
Capital surplus	366,505	19,027	143,138	457,282	985,952
Retained earnings (accumulated deficit)	(296,605)	408	(805,399)	287,056	(814,540)
Accumulated other comprehensive income (loss)	405	—	(286)	—	119
Total stockholders’ equity	71,155	58,570	170,203	(127,547)	172,381
	$72,214	$58,570	$595,805	$(129,761)	$596,828

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Balance Sheet

(In thousands of Canadian dollars)

	At December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$28	$—	$28
Accounts receivable	3,198	486	16,129	(3,311)	16,502
Derivative instruments	—	—	4,409	—	4,409
Prepaid expenses and other current assets	148	—	4,799	—	4,947
Total current assets	3,346	486	25,365	(3,311)	25,886
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	376,203	—	376,203
Unproved	—	—	148,956	—	148,956
Net oil and natural gas properties	—	—	525,159	—	525,159
Other property and equipment, net of accumulated depreciation and amortization	—	—	65,096	—	65,096
Net property and equipment	—	—	590,255	—	590,255
Investment in affiliate	110,882	58,063	—	(168,945)	—
Other assets	—	—	6,662	—	6,662
	$114,228	$58,549	$622,282	$(172,256)	$622,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$44	$—	$4,828	$—	$4,872
Accounts payable and accrued liabilities	241	—	35,538	(3,311)	32,468
Accrued interest	—	—	7,742	—	7,742
Capital lease obligation	—	—	1,217	—	1,217
Other current liabilities	164	—	2,400	—	2,564
Total current liabilities	449	—	51,725	(3,311)	48,863
Long-term debt	—	—	340,310	—	340,310
Asset retirement obligations	—	—	12,839	—	12,839
Capital lease obligation	—	—	4,521	—	4,521
Other liabilities	107	—	1,201	—	1,308
Total liabilities	556	—	410,596	(3,311)	407,841
Stockholders’ equity:
Common stock	835	39,135	832,750	(871,885)	835
Capital surplus	364,991	19,027	143,138	457,282	984,438
Retained earnings (accumulated deficit)	(252,559)	387	(763,980)	245,658	(770,494)
Accumulated other comprehensive income (loss)	405	—	(222)	—	183
Total stockholders’ equity	113,672	58,549	211,686	(168,945)	214,962
	$114,228	$58,549	$622,282	$(172,256)	$622,803

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Three months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$31,042	$—	$31,042
Interest and other	—	—	3	—	3
Total revenues	—	—	31,045	—	31,045
Costs, expenses and other:
Lease operating expenses	—	—	7,903	—	7,903
Production and property taxes	—	—	570	—	570
Transportation and processing	—	—	3,442	—	3,442
General and administrative	1,249	3	3,667	—	4,919
Depreciation, depletion and amortization	—	—	18,184	—	18,184
Interest expense	—	—	7,609	—	7,609
Accretion of asset retirement obligations	—	—	332	—	332
Foreign currency exchange losses (gains)	(65)	(17)	7,010	—	6,928
Gains on derivative instruments	—	—	(3,071)	—	(3,071)
Equity loss in affiliates	14,598	—	—	(14,598)	—
Other, net	—	—	11	—	11
Total costs, expenses and other	15,782	(14)	45,657	(14,598)	46,827
Earnings (loss) before income taxes	(15,782)	14	(14,612)	14,598	(15,782)
Income tax expense	—	—	—	—	—
Net earnings (loss)	$(15,782)	$14	$(14,612)	$14,598	$(15,782)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Three months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(15,782)	$14	$(14,612)	$14,598	$(15,782)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	5	—	5
Total other comprehensive income	—	—	5	—	5
Comprehensive income (loss)	$(15,782)	$14	$(14,607)	$14,598	$(15,777)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Three months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$42,420	$—	$42,420
Interest and other	—	—	4	—	4
Total revenues	—	—	42,424	—	42,424
Costs, expenses and other:
Lease operating expenses	—	—	14,160	—	14,160
Production and property taxes	—	—	832	—	832
Transportation and processing	—	—	4,311	—	4,311
General and administrative	1,138	3	4,699	—	5,840
Depreciation, depletion and amortization	—	—	31,882	—	31,882
Ceiling test write-down of oil and natural gas properties	—	—	128,870	—	128,870
Interest expense	—	—	8,242	—	8,242
Accretion of asset retirement obligations	—	—	341	—	341
Foreign currency exchange losses (gains)	53	(12)	4,228	—	4,269
Gains on derivative instruments	—	—	(18,375)	—	(18,375)
Equity loss in affiliates	103,830	—	—	(103,830)	—
Other, net	14	—	27	—	41
Total costs, expenses and other	105,035	(9)	179,217	(103,830)	180,413
Earnings (loss) before income taxes	(105,035)	9	(136,793)	103,830	(137,989)
Income tax recovery	—	—	(32,954)	—	(32,954)
Net earnings (loss)	$(105,035)	$9	$(103,839)	$103,830	$(105,035)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Three months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(105,035)	$9	$(103,839)	$103,830	$(105,035)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	5	—	5
Total other comprehensive income	—	—	5	—	5
Comprehensive income (loss)	$(105,035)	$9	$(103,834)	$103,830	$(105,030)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Six months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$59,888	$—	$59,888
Interest and other	—	—	5	—	5
Total revenues	—	—	59,893	—	59,893
Costs, expenses and other:
Lease operating expenses	—	—	16,919	—	16,919
Production and property taxes	—	—	1,139	—	1,139
Transportation and processing	—	—	6,681	—	6,681
General and administrative	2,756	5	9,459	—	12,220
Depreciation, depletion and amortization	—	—	37,245	—	37,245
Interest expense	—	—	15,042	—	15,042
Accretion of asset retirement obligations	—	—	524	—	524
Foreign currency exchange losses (gains)	(108)	(26)	11,130	—	10,996
Losses on derivative instruments	—	—	3,401	—	3,401
Equity loss in affiliates	41,398	—	—	(41,398)	—
Other, net	—	—	(154)	—	(154)
Total costs, expenses and other	44,046	(21)	101,386	(41,398)	104,013
Earnings (loss) before income taxes	(44,046)	21	(41,493)	41,398	(44,120)
Income tax recovery	—	—	(74)	—	(74)
Net earnings (loss)	$(44,046)	$21	$(41,419)	$41,398	$(44,046)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Six months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(44,046)	$21	$(41,419)	$41,398	$(44,046)
Other comprehensive income (loss):
Amortization of accumulated actuarial loss, net of tax	—	—	(64)	—	(64)
Total other comprehensive income	—	—	(64)	—	(64)
Comprehensive income (loss)	$(44,046)	$21	$(41,483)	$41,398	$(44,110)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations

(In thousands of Canadian dollars)

	Six months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$86,749	$—	$86,749
Interest and other	—	—	10	—	10
Total revenues	—	—	86,759	—	86,759
Costs, expenses and other:
Lease operating expenses	—	—	28,609	—	28,609
Production and property taxes	—	—	1,685	—	1,685
Transportation and processing	—	—	8,464	—	8,464
General and administrative	1,765	3	8,178	—	9,946
Depreciation, depletion and amortization	—	—	58,312	—	58,312
Ceiling test write-down of oil and natural gas properties	—	—	128,870	—	128,870
Interest expense	—	—	13,993	—	13,993
Accretion of asset retirement obligations	—	—	677	—	677
Foreign currency exchange losses (gains)	37	(1)	3,937	—	3,973
Gains on derivative instruments	—	—	(18,268)	—	(18,268)
Equity loss in affiliates	112,691	—	—	(112,691)	—
Other, net	50	—	2	—	52
Total costs, expenses and other	114,543	2	234,459	(112,691)	236,313
Earnings (loss) before income taxes	(114,543)	(2)	(147,700)	112,691	(149,554)
Income tax recovery	—	—	(35,011)	—	(35,011)
Net earnings (loss)	$(114,543)	$(2)	$(112,689)	$112,691	$(114,543)

Condensed Consolidating Statement of Comprehensive Income

(In thousands of Canadian dollars)

	Six months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(114,543)	$(2)	$(112,689)	$112,691	$(114,543)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	10	—	10
Total other comprehensive income	—	—	10	—	10
Comprehensive income (loss)	$(114,543)	$(2)	$(112,679)	$112,691	$(114,533)

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Three months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(15,782)	$14	$(14,612)	$14,598	$(15,782)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	18,184	—	18,184
Amortization of deferred costs	—	—	656	—	656
Accretion of asset retirement obligations	—	—	332	—	332
Unrealized foreign currency exchange losses	7	—	7,056	—	7,063
Unrealized gains on derivative instruments	—	—	(2,885)	—	(2,885)
Stock-based compensation	153	—	486	—	639
Equity loss in affiliates	14,598	—	—	(14,598)	—
Other, net	—	—	(1,214)	—	(1,214)
Changes in operating assets and liabilities:
Accounts receivable	(10)	—	(23)	—	(33)
Prepaid expenses and other current assets	(509)	—	617	—	108
Accounts payable and accrued liabilities	(110)	—	(9,553)	—	(9,663)
Accrued interest and other current liabilities	—	—	6,077	—	6,077
Net cash provided by (used in) operating activities	(1,653)	14	5,121	—	3,482
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(16,957)	—	(16,957)
Other fixed assets	—	—	(15)	—	(15)
Proceeds from divestiture of assets, net	—	—	2,446	—	2,446
Net cash used in investing activities	—	—	(14,526)	—	(14,526)
Financing activities:
Repayment of long-term debt	—	—	(2,770)	—	(2,770)
Debt issuance costs	—	—	(86)	—	(86)
Proceeds from bank borrowings	—	—	533,000	—	533,000
Repayments of bank borrowings	—	—	(507,000)	—	(507,000)
Change in intercompany balances	1,811	(14)	(1,797)	—	—
Change in bank overdrafts	(153)	—	(6,609)	—	(6,762)
Issuance of common stock	7	—	—	—	7
Capital lease payments	—	—	(303)	—	(303)
Other, net	—	—	(148)	—	(148)
Net cash provided by (used in) financing activities	1,665	(14)	14,287	—	15,938
Net increase in cash	12	—	4,882	—	4,894
Cash at beginning of period	—	—	170	—	170
Cash at end of period	$12	$—	$5,052	$—	$5,064

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Three months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(105,035)	$9	$(103,839)	$103,830	$(105,035)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	31,882	—	31,882
Ceiling test write-down of oil and natural gas properties	—	—	128,870	—	128,870
Amortization of deferred costs	—	—	621	—	621
Accretion of asset retirement obligations	—	—	341	—	341
Deferred income tax recovery	—	—	(32,954)	—	(32,954)
Unrealized foreign currency exchange losses	—	—	4,228	—	4,228
Unrealized gains on derivative instruments	—	—	(9,540)	—	(9,540)
Stock-based compensation	218	—	783	—	1,001
Equity loss in affiliates	103,830	—	—	(103,830)	—
Other, net	1	—	(739)	—	(738)
Changes in operating assets and liabilities:
Accounts receivable	(30)	—	4,207	—	4,177
Prepaid expenses and other current assets	(321)	—	1,817	—	1,496
Accounts payable and accrued liabilities	27	—	(8,223)	—	(8,196)
Accrued interest and other current liabilities	—	—	4,541	—	4,541
Net cash provided by (used in) operating activities	(1,310)	9	21,995	—	20,694
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(56,567)	—	(56,567)
Other fixed assets	—	—	(737)	—	(737)
Proceeds from divestiture of assets, net	—	—	280	—	280
Net cash used in investing activities	—	—	(57,024)	—	(57,024)
Financing activities:
Debt issuance costs	—	—	(70)	—	(70)
Proceeds from bank borrowings	—	—	681,000	—	681,000
Repayments of bank borrowings	—	—	(639,000)	—	(639,000)
Change in intercompany balances	1,022	(9)	(1,013)	—	—
Change in bank overdrafts	57	—	(5,068)	—	(5,011)
Capital lease payments	—	—	(454)	—	(454)
Net cash provided by (used in) financing activities	1,079	(9)	35,395	—	36,465
Net increase (decrease) in cash	(231)	—	366	—	135
Cash at beginning of period	266	—	479	—	745
Cash at end of period	$35	$—	$845	$—	$880

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Six months ended June 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(44,046)	$21	$(41,419)	$41,398	$(44,046)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	37,245	—	37,245
Amortization of deferred costs	—	—	1,261	—	1,261
Accretion of asset retirement obligations	—	—	524	—	524
Deferred income tax recovery	—	—	(74)	—	(74)
Unrealized foreign currency exchange losses	—	—	11,060	—	11,060
Unrealized losses on derivative instruments	—	—	4,663	—	4,663
Stock-based compensation	315	—	2,463	—	2,778
Equity loss in affiliates	41,398	—	—	(41,398)	—
Other, net	—	—	(3,792)	—	(3,792)
Changes in operating assets and liabilities:
Accounts receivable	(15)	—	4,796	—	4,781
Prepaid expenses and other current assets	(475)	—	444	—	(31)
Accounts payable and accrued liabilities	225	—	(8,519)	—	(8,294)
Accrued interest and other current liabilities	—	—	233	—	233
Net cash provided by (used in) operating activities	(2,598)	21	8,885	—	6,308
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(37,088)	—	(37,088)
Other fixed assets	—	—	(83)	—	(83)
Proceeds from divestiture of assets, net	—	—	16,180	—	16,180
Net cash used in investing activities	—	—	(20,991)	—	(20,991)
Financing activities:
Repayment of long-term debt	—	—	(4,589)	—	(4,589)
Debt issuance costs	—	—	(86)	—	(86)
Proceeds from bank borrowings	—	—	1,020,000	—	1,020,000
Repayments of bank borrowings	—	—	(990,000)	—	(990,000)
Change in intercompany balances	2,639	(21)	(2,618)	—	—
Change in bank overdrafts	(44)	—	(4,828)	—	(4,872)
Issuance of common stock	15	—	—	—	15
Capital lease payments	—	—	(601)	—	(601)
Other, net	—	—	(148)	—	(148)
Net cash provided by (used in) financing activities	2,610	(21)	17,130	—	19,719
Net increase in cash	12	—	5,024	—	5,036
Cash at beginning of period	—	—	28	—	28
Cash at end of period	$12	$—	$5,052	$—	$5,064

(13) CONDENSED CONSOLIDATING FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows

(In thousands of Canadian dollars)

	Six months ended June 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(114,543)	$(2)	$(112,689)	$112,691	$(114,543)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	58,312	—	58,312
Ceiling test write-down of oil and natural gas properties	—	—	128,870	—	128,870
Amortization of deferred costs	—	—	1,102	—	1,102
Accretion of asset retirement obligations	—	—	677		677
Deferred income tax recovery	—	—	(35,011)	—	(35,011)
Unrealized foreign currency exchange losses	—	—	3,932	—	3,932
Unrealized gains on derivative instruments	—	—	(4,371)	—	(4,371)
Stock-based compensation	380	—	1,340	—	1,720
Equity loss in affiliates	112,691	—	—	(112,691)	—
Other, net	1	—	(718)	—	(717)
Changes in operating assets and liabilities:
Accounts receivable	(30)	—	10,381	—	10,351
Prepaid expenses and other current assets	(320)	—	1,508	—	1,188
Accounts payable and accrued liabilities	(387)	—	(21,365)	—	(21,752)
Accrued interest and other current liabilities	—	—	8,150	—	8,150
Net cash provided by (used in) operating activities	(2,208)	(2)	40,118	—	37,908
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(130,255)	—	(130,255)
Other fixed assets	—	—	(1,649)	—	(1,649)
Proceeds from divestiture of assets, net	—	—	280	—	280
Net cash used in investing activities	—	—	(131,624)	—	(131,624)
Financing activities:
Net proceeds from issuance of long-term debt	—	—	192,052	—	192,052
Debt issuance costs	—	—	(1,295)	—	(1,295)
Proceeds from bank borrowings	—	—	1,466,000	—	1,466,000
Repayments of bank borrowings	—	—	(1,568,000)	—	(1,568,000)
Change in intercompany balances	1,889	2	(1,891)	—	—
Change in bank overdrafts	81	—	6,220	—	6,301
Capital lease payments	—	—	(738)	—	(738)
Net cash provided by financing activities	1,970	2	92,348	—	94,320
Net increase (decrease) in cash	(238)	—	842	—	604
Cash at beginning of period	273	—	3	—	276
Cash at end of period	$35	$—	$845	$—	$880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), as well as the condensed consolidated financial statements and related notes included in Part I, “Item 1. Financial Statements” in this Form 10-Q for the three and six months ended June 30, 2013 (“Quarterly Report”). All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward-looking statements, as described in more detail under “Cautionary Note Regarding Forward-Looking Statements” in this MD&A. Our actual results may differ materially because of a number of risks and uncertainties. See Part I, “Item 1A. Risk Factors” in our 2012 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report for additional information regarding known material risks.

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, references to “we”, “us”, “our”, or “Lone Pine” refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references in this Quarterly Report to “LPR Canada” refer to Lone Pine Resources Canada Ltd., an Alberta corporation and a wholly owned subsidiary of Lone Pine Resources Inc.

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

Recent Developments and Outlook

Several conditions and events have cast doubt about our ability to continue as a going concern. We incurred net losses for the three and six months ended June 30, 2013, and at June 30, 2013 we had an accumulated deficit of $814.5 million (December 31, 2012 - $770.5 million), and require additional financing in order to finance our business activities on an ongoing basis.

On July 26, 2013, we entered into the Fifth Amendment (the “Amendment”) to the Credit Agreement dated as of March 18, 2011, by and among Lone Pine, LPR Canada, JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent and the other agents and Lenders (as defined in the Credit Agreement) party thereto (as amended, the “Credit Agreement”). The Credit Agreement was amended so that, among other things, our permitted total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio shall not exceed 5.75 to 1.0 for any quarterly period ending on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all quarterly periods thereafter (the “Financial Covenant”). At June 30, 2013, the total debt to EBITDA ratio was 5.4 to 1.0.  Without the Amendment, we would not have been in compliance with the Financial Covenant for the quarterly period ended June 30, 2013.  In addition, absent a further waiver or amendment, we do not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013.

If we fail to comply with the Financial Covenant or the other covenants in the Credit Agreement in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under the Credit Agreement, as well as, in the case of an acceleration of maturity under the Credit Agreement, a cross default and acceleration of maturity under the indenture governing LPR Canada’s outstanding 10.375% senior notes due 2017 (the “Senior Notes”) that are guaranteed by the Company and certain of its other subsidiaries.

As of August 2, 2013, we had $178 million in borrowings outstanding under the Credit Agreement and $10 million in cash.  Of the total $185 million Borrowing Base (as defined in the Credit Agreement) currently available, as of August 2, 2013, we had $5 million of remaining borrowing capacity after deducting $2 million of outstanding letters of credit. The next scheduled redetermination of the Borrowing Base is expected to occur as of November 1, 2013. In addition to the next scheduled semi-annual redetermination, we and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the Borrowing Base redetermined. Upon a redetermination, if borrowings in excess of the revised borrowing capacity are outstanding, the Amendment provides that we would be required to repay any Borrowing Base Deficiency (as defined in the Credit Agreement) resulting from a redetermination immediately.  We may not have sufficient funds to make such repayment at that time and such failure to repay would be an event of default under the Credit Agreement.

As of August 2, 2013, we had US$195 million aggregate principal amount of Senior Notes outstanding. Interest is payable on the Senior Notes semi-annually, in arrears, on each February 15 and August 15.  We are focused on addressing our liquidity and leverage issues, and currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes regarding a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under a $500 million credit facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch (the “Credit Facility”). These discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring.  In connection with these discussions, we have retained legal and financial advisors.  The outcome of these discussions is uncertain, and it is not known if we will be successful in obtaining agreement on the terms of a potential restructuring of the Senior Notes and the indebtedness outstanding under the Credit Facility on a consensual basis. If we fail to make the August 15, 2013 interest payment on the Senior Notes, which is approximately US$10.1 million, such failure, if not cured within 30 days, would result in an event of default under the indenture governing the Senior Notes, and the indenture trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes would have the right to declare the Senior Notes immediately due and payable at their principal amount together with accrued interest, and demand repayment under the guarantee by the Company and certain of its subsidiaries; however, holders of a majority in principal amount of the outstanding Senior Notes may direct the time, method and place of conducing any proceeding for any remedy available to the indenture trustee or of exercising any trust or power conferred on the trustee.  If we fail to make an interest payment on the Senior Notes, it could also lead to a cross default of all outstanding debt under the Credit Agreement.

During the second quarter of 2013, we received notices from the New York Stock Exchange (the “NYSE”) notifying us that we did not satisfy certain continued listing standards set forth in the NYSE Listed Company Manual. Specifically, on May 23, 2013, we received a notice indicating that we do not satisfy the continued listing standards set forth under Section 802.01C because the average closing price of our common stock was less than US$1.00 over a consecutive 30-trading-day period.  In accordance with NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement.  On June 5, 2013, we notified the NYSE that we intend to cure the minimum share price deficiency.  If the minimum share price has not been cured on or before November 23, 2013, we asked the NYSE to extend the cure period until our 2014 annual general meeting of stockholders to cure such requirement.  In such circumstances, it is contemplated that we would propose a stockholder action (share consolidation) as a means of curing the minimum share price deficiency.  Under applicable Delaware law, stockholder approval would be required for such share consolidation.

On June 13, 2013, we received a second notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing standard related to minimum average global market capitalization. Section 802.01B of the NYSE’s Listed Company Manual requires that our average global market capitalization be no less than US$75 million over a consecutive 30 trading-day period. In order to maintain our listing, we were required to submit a plan of compliance (the “Plan”) addressing how we intended to regain compliance with Section 802.01B of the NYSE’s Listed Company Manual by December 13, 2014. We submitted the Plan to the NYSE on July 29, 2013. The Plan discussed the fact that we are focused on addressing our liquidity and leverage issues, and currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes regarding a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility. The Plan indicated that these discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring. There can be no assurance that the Plan will be accepted by the NYSE or that we will be able to achieve compliance with the NYSE’s continued listing standards within the required time frame.  If the Plan is not accepted, we will be subject to delisting proceedings.

We cannot provide any assurances that we will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. If we fail to restructure or refinance our current outstanding indebtedness within the time parameters available to us under the Credit Agreement and Senior Note indenture or otherwise, we may not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we may not be able to continue as a going concern and may be forced to seek relief under the Canadian Companies’ Creditors Arrangement Act (“CCAA”) and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us). See Part II, “Item 1A — Risk Factors”.

Results of Operations

The table below presents selected financial results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except volumes and per unit data)
Oil and natural gas revenues	$31,042	$42,420	$59,888	$86,749
Net sales volumes (MMcfe)(1)	4,251	8,101	8,694	16,402
Realized equivalent sales price (per thousand cubic feet equivalent (“Mcfe”))	$7.30	$5.24	$6.89	$5.29
Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Adjusted EBITDA(2)	$14,751	$27,076	$26,051	$53,620

(1)                                 “Net sales volumes” represents our working interest sales volumes less the volumes attributable to royalties.

(2)                                 Adjusted EBITDA is a non-GAAP measure. See “—Reconciliation of Non-GAAP Measure” for a reconciliation of net loss to Adjusted EBITDA. Net loss is the most directly comparable measure calculated and presented in accordance with GAAP.

We recorded a net loss of $15.8 million for the three months ended June 30, 2013 compared to a net loss of $105.0 million for the three months ended June 30, 2012. We recorded a net loss of $44.0 million for the six months ended June 30, 2013 compared to a net loss of $114.5 million for the six months ended June 30, 2012. The decrease in our net loss for each period of 2013 was largely related to the $128.9 million ceiling test write-down ($96.8 million after-tax) that was recognized in the second quarter of 2012.

In the three and six months ended June 30, 2013 our revenues less production expenses decreased by $4.0 million and $12.8 million, respectively, from the three and six months ended June 30, 2012. The decreases were primarily related to the divestiture of non-core properties that had generated revenues less production expenses of $3.6 million and $9.0 million in the three and six months ended June 30, 2012, respectively. Other factors that impacted our financial results to date in 2013 included higher unrealized losses on derivative instruments caused by improving commodity prices, foreign currency exchange losses as a result of a decreasing Canadian dollar, lower depreciation, depletion and amortization expense (“DD&A”) due to lower net sales volumes and a lower recovery of deferred income tax expense.

Adjusted EBITDA decreased $12.3 million and $27.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to the decline in our revenues less production expenses and a reduction in realized gains on derivative instruments.

A discussion of the components of the changes in our results of operations follows.

Volumes and Revenues

The table below presents our sales volumes by product for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Working interest sales volumes(1):
Oil (Mbbls)	256	428	535	802
NGLs (Mbbls)	7	25	14	50
Natural gas (MMcf)	3,293	5,692	6,698	11,926
Total equivalent (MMcfe)	4,871	8,410	9,992	17,038
Total equivalent daily sales volumes (MMcfe/d)	53.5	92.4	55.2	93.6
Total equivalent daily sales volumes (boe/d)	8,917	15,403	9,200	15,603
Average liquids weighting	32%	32%	33%	30%

Net sales volumes(2):
Oil (Mbbls)	227	387	478	726
NGLs (Mbbls)	6	17	11	35
Natural gas (MMcf)	2,853	5,677	5,760	11,836
Total equivalent (MMcfe)	4,251	8,101	8,694	16,402
Total equivalent daily sales volumes (MMcfe/d)	46.7	89.0	48.0	90.1
Total equivalent daily sales volumes (boe/d)	7,786	14,837	8,006	15,020
Average liquids weighting	33%	30%	34%	28%

(1)                                 “Working interest sales volumes” represents our share of sales volumes before the impact of royalties.

(2)                                 “Net sales volumes” represents our working interest sales volumes less royalties.

Net sales volumes for each of the three and six months ended June 30, 2013 decreased by approximately 42 MMcfe/d compared to the three and six months ended June 30, 2012, primarily due to a decline in natural gas net sales volumes, which was largely due to the divestiture of non-core properties in the fourth quarter of 2012 and the first quarter of 2013. These properties had generated net sales volumes of approximately 25 MMcfe/d in the three and six months ended June 30, 2012, of which approximately 90% was natural gas. Natural gas volumes were also lower due to the natural decline in our production as a result of a continued decision to suspend investment in natural gas drilling activities. We expect this decrease in natural gas volumes to continue in light of the current commodity price environment.

Our average net liquids weighting increased from 30% for the three months ended June 30, 2012 to 33% for the three months ended June 30, 2013, and from 28% for the six months ended June 30, 2012 to 34% for the six months ended June 30, 2013. However, our total crude oil volumes decreased in each period from 2012 to 2013 primarily due to a lower level of capital expenditures in 2013 when compared to 2012.

The table below presents our revenues, benchmark prices and the prices that we received per unit for each of our products for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues (in thousands):
Oil	$20,064	$31,221	$41,149	$61,007
Natural gas	10,719	10,172	18,289	23,627
NGLs	259	1,027	450	2,115
Total oil and natural gas revenues	$31,042	$42,420	$59,888	$86,749

Average prices per unit:
NYMEX WTI (US$ per bbl)	94.17	93.35	94.26	98.15
NYMEX WTI ($ per bbl)	96.35	94.33	95.78	98.71
Edmonton Par ($ per bbl)	93.14	84.05	90.99	88.80
Average oil sales price ($ per bbl)	88.39	80.67	86.09	84.03
Differential — NYMEX WTI to average oil sales price ($ per bbl)	7.96	13.66	9.69	14.68
Differential — Edmonton Par to average oil sales price ($ per bbl)	4.75	3.38	4.90	4.77

NYMEX Henry Hub (US$ per MMBtu)	4.09	2.22	3.71	2.48
NYMEX Henry Hub ($ per MMBtu)	4.18	2.24	3.77	2.49
AECO ($ per MMBtu)	3.59	1.84	3.34	2.18
Average natural gas sales price ($ per MMBtu)	3.76	1.79	3.18	2.00
Differential — NYMEX Henry Hub to average natural gas sales price ($ per MMBtu)	0.42	0.45	0.59	0.49
Differential (premium) — AECO to average natural gas sales price ($ per MMBtu)	(0.17)	0.05	0.16	0.18

Average NGL sales price ($ per bbl)	43.17	60.41	40.91	60.43
Percentage of NYMEX WTI	45%	64%	43%	61%

Total equivalent realized sales price ($ per Mcfe)	7.30	5.24	6.89	5.29
Total equivalent realized sales price ($ per barrel of oil equivalent (“boe”))	43.81	31.42	41.33	31.73

Our revenues decreased from $42.4 million for the three months ended June 30, 2012 to $31.0 million for the three months ended June 30, 2013, and from $86.7 million for the six months ended June 30, 2012 to $59.9 million for the six months ended June 30, 2013. These decreases in revenues were primarily related to a decrease in crude oil revenues.

Our crude oil revenues decreased 36% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the decrease in crude oil net sales volumes as a result of the lower rate of capital investment employed by the Company over the preceding two quarters, partially offset by a 10% increase in our realized crude oil price. Our crude oil revenues also decreased 33% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 because of lower crude oil net sales volumes, partially offset by a higher realized crude oil price.

Our natural gas revenues increased 5% in the second quarter of 2013 compared to the second quarter of 2012 primarily due to an increase in our realized natural gas price from $1.79 per MMBtu in the second quarter of 2012 to $3.76 per MMBtu in the second quarter of 2013. The increase in our realized price was more than 100% and was mostly offset by the decrease in natural gas net sales volumes discussed above.

Our natural gas revenues decreased 23% in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the decrease in natural gas net sales volumes discussed above. The decrease in volumes was partially offset by a 59% increase in our realized natural gas price from $2.00 per MMBtu in the first six months of 2012 to $3.18 per MMBtu in the first six months of 2013.

Our natural gas revenue in both 2012 and 2013 was negatively impacted by our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract. However, the impact was more pronounced in 2013 since the contract represented a larger proportion of our overall natural gas volumes. For the three and six months ended June 30, 2013, we estimate that this delivery commitment reduced our natural gas revenue by approximately $1.8 million ($0.62 per MMBtu) and $4.1 million ($0.70 per MMBtu), respectively.

Production Expense

The table below presents the detail of production expense for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
Production expense:
Lease operating expenses	$7,903	$14,160	$16,919	$28,609
Production and property taxes	570	832	1,139	1,685
Transportation and processing costs	3,442	4,311	6,681	8,464
	$11,915	$19,303	$24,739	$38,758
Production expense per Mcfe:
Lease operating expenses	$1.86	$1.75	$1.95	$1.74
Production and property taxes	0.13	0.10	0.13	0.10
Transportation and processing costs	0.81	0.53	0.77	0.52
	$2.80	$2.38	$2.85	$2.36

Lease Operating Expenses

Lease operating expenses for the three months ended June 30, 2013 were $7.9 million compared to $14.2 million for the three months ended June 30, 2012, and $16.9 million for the six months ended June 30, 2013 compared to $28.6 million for the six months ended June 30, 2012. The decreases in lease operating expenses were primarily due to a lower level of workovers and the divestiture of non-core properties as well as a general reduction in expenses consistent with lower production volumes.

The cost of workovers decreased from $2.9 million and $7.4 million in the three and six months ended June 30, 2012, respectively, to $0.7 million and $2.6 million in the three and six months ended June 30, 2013, respectively. The reduction in workover costs was primarily related to our light oil property, Evi, where workover costs decreased by $1.7 million and $3.2 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of optimized completion techniques that reduced the need for additional well bore clean-outs to remove proppant. We also performed fewer workovers at our heavy oil property due to wider differentials that resulted in lower realized heavy oil prices.

In the fourth quarter of 2012 and first quarter of 2013, we sold non-core properties that had incurred lease operating expenses of $2.2 million and $4.6 million in the three and six months ended June 30, 2012.

In the three and six months ended June 30, 2013, lease operating expenses (excluding workovers) at our other properties decreased by approximately $1.9 million and $2.3 million, respectively. The decreases were consistent with lower production volumes at these properties and are primarily related to the trucking of emulsion, labor, equipment rentals and surface maintenance.

Although total lease operating expenses decreased, there was an overall increase in the cost per Mcfe in 2013, which was partly due to the increase in our net liquids weighting since crude oil properties have higher per unit operating costs than natural gas properties. The increase in the cost per Mcfe in 2013 also resulted from lower operating costs in the second quarter of 2012 of approximately $0.98 per Mcfe associated with the divested properties ($1.00 per Mcfe for the six months ended June 30, 2012).

Production and Property Taxes

Production and property taxes primarily consist of production taxes levied on freehold production and property taxes (ad valorem taxes) assessed by local governments. The decreases for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to the taxes associated with the divested non-core properties.

Transportation and Processing Costs

Transportation and processing costs primarily consist of natural gas field-level gathering and transportation costs as well as processing costs for crude oil. Transportation and processing costs for the three and six months ended June 30, 2013 decreased to

$3.4 million and $6.7 million, respectively, compared to $4.3 million and $8.5 million for the three and six months ended June 30, 2012, respectively.

The decreases were primarily related to the overall reduction in our natural gas production volumes as well as the renegotiation and expiration of certain contracts. Although total transportation and processing costs decreased, there was an increase in the cost per Mcfe in 2013 due to the transportation costs for the divested properties being lower than the average per Mcfe cost in the first half of 2012.

General and Administrative Expense

The following table summarizes the components of general and administrative expense for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
General and administrative costs	$5,695	$7,137	$12,437	$11,115
Stock-based compensation costs	39	779	3,241	2,387
Total costs incurred	5,734	7,916	15,678	13,502
General and administrative costs capitalized (including stock-based compensation)	(815)	(2,076)	(3,458)	(3,556)
General and administrative expense	$4,919	$5,840	$12,220	$9,946
General and administrative expense per Mcfe	$1.16	$0.72	$1.41	$0.61

General and Administrative Costs

General and administrative costs primarily consist of the salaries and related benefit costs for our employees, fees for contractors, professional fees and office lease costs.

In the second quarter of 2013, general and administrative costs decreased by $1.4 million from the second quarter of 2012 primarily due to a lower number of employees and contractors, as well as lower bonus payments in 2013. The decrease was partially offset by severance payments related to the termination of two officers and ten employees in June 2013.

In the six months ended June 30, 2013, general and administrative costs increased by $1.3 million from the six months ended June 30, 2012 due to an increase in the level of corporate activities, including legal and audit costs. The increase was also partly due to severance payments related to the termination of our former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) in the first quarter of 2013.

Stock-Based Compensation Costs

Our stock-based compensation plans include units that will primarily be settled in cash and are accounted for as a liability, the fair value of which is adjusted each reporting period based on our share price. Our plans also include stock-settled units, which will be settled in common stock of the Company, the fair value of which was determined and fixed at their grant date.

The decrease in stock-based compensation costs from the second quarter of 2012 to the second quarter of 2013 was primarily related to stock-settled units that were issued in January 2012 since most of the cost of these units was recognized in the first year of vesting. The increase in stock-based compensation costs from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily related to the acceleration of $1.5 million of cost for the termination of our former CEO and CFO in the first quarter of 2013, partially offset by a decrease in costs in the second quarter of 2013 as discussed above.

General and Administrative Costs Capitalized

Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized. The percentage of general and administrative costs capitalized ranged from 14% to 27% during the periods presented.

Depreciation, Depletion and Amortization

The following table summarizes DD&A incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
Depreciation, depletion and amortization	$18,184	$31,882	$37,245	$58,312
Depreciation, depletion and amortization per Mcfe	$4.28	$3.94	$4.28	$3.56

For the three and six months ended June 30, 2013, DD&A was $18.2 million and $37.2 million, respectively, compared to $31.9 million and $58.3 million for the three and six months ended June 30, 2012, respectively.

The decreases in DD&A were due to lower net sales volumes, partially offset by higher per-unit rates. The increases in the per-unit rates were primarily due to the addition of proved crude oil reserves to our depletable base since the capital costs associated with crude oil development are higher than natural gas. The per-unit rate also increased from 2012 to 2013 due to the decrease in our natural gas proved reserve volumes during 2012, which occurred as a result of a continued decline in the 12-month average trailing natural gas price.

Full Cost Method of Accounting

During the three and six months ended June 30, 2013, we did not recognize a ceiling test write-down. During the three and six months ended June 30, 2012, we recognized a ceiling test write-down of $128.9 million before tax, primarily due to the decline in the 12-month average trailing natural gas price.

Interest Expense

The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest costs—Senior Notes(1)	$5,578	$5,606	$11,197	$8,421
Interest costs—Credit Facility(1)	1,961	2,555	3,702	5,399
Interest costs—other	70	81	143	173
Interest expense	$7,609	$8,242	$15,042	$13,993

(1)                                 Including amortization of debt issue costs.

The increase in interest costs on the Senior Notes for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to the Senior Notes only being outstanding for four and one-half months in 2012 compared to six months in 2013. The decrease in interest costs on our Credit Facility was due to a reduced level of borrowings in the first half of 2013 compared to the same period in 2012.

Derivative Instruments

The table below summarizes our (gains) losses on derivatives recognized during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Oil	$391	$(17,820)	$5,175	$(12,087)
Natural gas	(3,276)	8,280	(512)	7,716
Unrealized (gains) losses on derivative instruments	$(2,885)	$(9,540)	$4,663	$(4,371)
Oil	$(632)	$(2,255)	$(1,529)	$(1,957)
Natural gas	446	(6,580)	267	(11,940)
Realized gains on derivative instruments	$(186)	$(8,835)	$(1,262)	$(13,897)
(Gains) losses on derivative instruments	$(3,071)	$(18,375)	$3,401	$(18,268)

We enter into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protects and provides certainty on a portion of our cash flows.

Although we realized gains on these instruments in the first and second quarters of 2013 and 2012, the gains were lower in 2013 primarily due to lower gains on the natural gas derivative instruments as a result of a decrease in the weighted average hedged prices.

We recognize changes in the fair value of outstanding derivative instruments at each balance sheet date as unrealized gains or losses. Changes in fair value are related to the volatility of the forward prices for commodities as well as to changes in the volumes of unsettled contracts between periods.

During the three months ended June 30, 2013, the unrealized gains primarily related to natural gas contracts due to a reduction in the forward price curve between March 31, 2013 and June 30, 2013. During the six months ended June 30, 2013, the unrealized losses primarily related to the crude oil contracts as a result of an increase in NYMEX WTI crude oil prices in 2013.

Foreign Currency Exchange

In the three and six months ended June 30, 2013, we recorded foreign currency exchange losses of $6.9 million and $11.0 million, respectively, and in the three and six months ended June 30, 2012, we recorded foreign currency exchange losses of $4.3 million and $4.0 million, respectively.

The losses primarily related to the translation of the Senior Notes from U.S. to Canadian dollars, since the Canadian dollar weakened during each of these periods.

Income Tax Expense (Recovery)

Our total income tax and effective income tax rates for the periods indicated were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Current income tax	$—	$—	$—	$—
Deferred income tax expense (recovery)	—	(32,954)	(74)	(35,011)
Total income tax expense (recovery)	$—	$(32,954)	$(74)	$(35,011)
Effective income tax rate	0%	24%	0%	23%

Our combined federal and provincial statutory tax rate for the periods presented was 25%. Our effective income tax rate is a function of the relationship between total income tax expense and the amount of earnings before income taxes for the period. The effective income tax rate differs from the statutory tax rate as it takes into consideration permanent differences (such as stock-based compensation that will be settled in shares of common stock of the Company), adjustments for changes in income tax rates and other income tax legislation, valuation allowances on our deferred income tax assets, foreign currency exchange gains and losses taxed at 50% of the statutory rate as well as the impact of enacted statutory income tax rate changes in Canada.

During the year ended December 31, 2012, our deferred income tax liability transitioned into a deferred income tax asset position primarily as a result of the ceiling test write-downs that reduced the net book value of our proved properties. Since it was determined that it was more likely than not that we will not be able to realize the benefit of the asset, we recorded a valuation allowance against the asset. During the three and six months ended June 30, 2013, our effective income tax rates were 0% since we recorded valuation allowances against the increases in the deferred income tax asset since we determined that it was more likely than not that we will not be able to realize the benefit of the asset.

Our effective income tax rates of 24% for the three months ended June 30, 2012 and 23% for the six months ended June 30, 2012 were lower than the Canadian statutory tax rate of 25% due to an increase in a valuation allowance, foreign exchange losses on the Senior Notes that are taxed at 50% of the statutory tax rate, as well as non-deductible stock-based compensation expense.

Liquidity and Capital Resources

Our condensed consolidated financial statements were prepared on a going concern basis at June 30, 2013, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements.  The disclosure below, in Note 2 in our accompanying consolidated financial statements and in “Recent Developments and Outlook” above address important factors affecting our financial condition, liquidity and capital resources and debt covenant compliance.

Sources of Liquidity

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures, and we have historically used the following as our primary sources of liquidity.

•                  Cash provided by operating activities;

•                  Non-core asset divestitures;

•                  Credit Facility; and

•                  Equity and debt capital markets.

Changes in the market prices for oil, natural gas and NGLs directly impact our level of cash provided by operating activities. During the three months ended June 30, 2013, natural gas comprised approximately 67% of our net sales volumes. As a result, our operations and cash flows have historically been more sensitive to fluctuations in the market price for natural gas than in the market price for oil. We enter into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protect and provide certainty on a portion of our cash provided by operating activities. As of August 2, 2013, we had entered into commodity swaps to hedge up to 3,000 bbls/d of crude oil and commodity collars to hedge 30,000 MMBtu/d of natural gas (total of 8.8 Bcfe) for 2013. As of August 2, 2013, we had also entered into commodity swaps to hedge 250 bbls/d of crude oil and commodity swaps to hedge up to 10,000 MMBtu/d of natural gas (total of 4.2 Bcfe) for 2014. This level of hedging will provide a measure of certainty of the cash flows that we expect to receive for a portion of our production. In the future, we may determine to increase or decrease our hedging positions.

In August 2012, we announced that we were actively considering methods of debt reduction, including the divestiture of non-core assets. In 2012, we completed the sale of certain non-core natural gas weighted properties for cash proceeds after closing adjustments of $97.5 million, and in the first half of 2013 we completed additional sales for cash proceeds after closing adjustments of $16.2 million.

As of June 30, 2013, our Credit Facility had a borrowing base of $185 million. As of August 2, 2013, we had $178 million in borrowings outstanding under our Credit Facility at a weighted average interest rate of 4.693% and remaining availability of $5 million plus $10 million in cash.

Our ability to access capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our securities, prevailing commodity prices and other macroeconomic factors outside of our control.

In connection with our Initial Public Offering (“IPO”) in 2011, we entered into a tax-sharing agreement with Forest Oil Corporation (“Forest”) under which, for a two year period following a distribution of our shares by Forest to its shareholders (the “Distribution”), we will be restricted in our ability, among other things, to divest of assets outside the ordinary course of business, to issue or sell our common stock or other securities (including securities convertible into our common stock but excluding certain compensation arrangements) or to enter into any other corporate transaction that would cause us to undergo either a 50% or greater change in the ownership of our voting stock or a 50% or greater change in the ownership (measured by value) of all classes of our stock (in either case, taking into account shares issued in our IPO). Therefore, until September 30, 2013, we may take certain actions otherwise subject to these restrictions only if Forest consents to the taking of such action or if we obtain, and provide to Forest, a private letter ruling from the Internal Revenue Service and/or an opinion from a law firm or accounting firm, in either case, acceptable to Forest in its sole discretion, to the effect that such action would not jeopardize the tax-free status of the Distribution.

In order to continue as a going concern, we must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity. If we fail to generate sufficient operating cash flows, secure additional capital or otherwise restructure or refinance our business within the time parameters available to us under our Credit Facility and Senior Note indenture or otherwise, we will not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we may not be able to continue as a going concern and may be forced to seek relief under the CCAA and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us). See Part II, “Item 1A — Risk Factors”.

Cash Flows

The table below summarizes our net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net cash provided by operating activities	$3,482	$20,694	$6,308	$37,908
Net cash used in investing activities	(14,526)	(57,024)	(20,991)	(131,624)
Net cash provided by financing activities	15,938	36,465	19,719	94,320

Net Cash Provided by Operating Activities

Net cash provided by operating activities is primarily affected by sales volumes, commodity prices and cash-based expenses. The decreases in net cash provided by operating activities in the three and six months ended June 30, 2013 from the same periods in 2012 were primarily due to a decrease in revenues less production expenses as discussed above, as well as lower realized gains on derivative instruments due to higher commodity prices.

Working Capital Deficit

We had a working capital deficit of $7.7 million at June 30, 2013, compared to $23.0 million at December 31, 2012. The decrease was primarily due to a reduction in accounts payable and accrued liabilities.

Net Cash Used In Investing Activities

Net cash used in investing activities primarily comprises capital expenditures for the exploration and development of oil and natural gas properties, net of proceeds from the divestiture of oil and natural gas properties. The components of net cash used in investing activities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Exploration, development and acquisition costs	$(16,957)	$(56,567)	$(37,088)	$(130,255)
Other fixed assets	(15)	(737)	(83)	(1,649)
Proceeds from divestiture of assets, net	2,446	280	16,180	280
Net cash used in investing activities	$(14,526)	$(57,024)	$(20,991)	$(131,624)

The cash paid for exploration, development and acquisition costs as reflected in the statements of cash flows differs from the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

The decreases in net cash used in investing activities in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 were primarily due to lower capital expenditures and proceeds received from the divestiture of non-core assets in the first half of 2013.

Capital Expenditures

The following table summarizes costs related to our capital program for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Exploration and development	$(91)	$28,072	$29,091	$97,049
Property acquisitions	—	3,504	—	10,581
General and administrative costs capitalized	815	2,076	3,458	3,556
Total capital expenditures	$724	$33,652	$32,549	$111,186

Primary factors impacting the level of our capital expenditures include oil, natural gas and NGL prices and the volatility in these prices, the cost and availability of field services, weather disruptions, general economic and market conditions as well as our financial position, including our current liquidity.

As a result of spring break-up, which precludes a high level of capital activity in certain areas due to wet ground conditions, along with our focus on managing our overall level of debt, our capital expenditures were less than $1 million in the second quarter of 2013. In the first half of 2013, our capital program focused on light oil development in the Evi area of Alberta where we drilled 6.8 net wells, completed 7.3 net wells and tied-in 7.3 net wells.

Acquisitions and Divestitures

In the first quarter of 2013, we completed the sale of non-core assets in the Herronton area of Alberta for cash proceeds after closing adjustments of approximately $13.7 million. In the second quarter of 2013, we completed the sale of certain non-core properties, primarily undeveloped land, resulting in additional proceeds of approximately $2.5 million.

Net Cash Provided by Financing Activities

The components of net cash provided by financing activities were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Repayment of long-term debt	$(2,770)	$—	$(4,589)	$—
Net proceeds from issuance of long-term debt	—	—	—	192,052
Debt issuance costs	(86)	(70)	(86)	(1,295)
Proceeds from bank borrowings	533,000	681,000	1,020,000	1,466,000
Repayments of bank borrowings	(507,000)	(639,000)	(990,000)	(1,568,000)
Change in bank overdrafts	(6,762)	(5,011)	(4,872)	6,301
Issuance of common stock	7	—	15	—
Capital lease payments	(303)	(454)	(601)	(738)
Other, net	(148)	—	(148)	—
Net cash provided by financing activities	$15,938	$36,465	$19,719	$94,320

In the first and second quarters of 2013, net cash provided by financing activities was primarily related to borrowings under our Credit Facility. In the first six months of 2012, we issued Senior Notes and used the net proceeds to reduce borrowings outstanding under our Credit Facility.

Credit Facility

Our Credit Facility will mature on March 18, 2016. At June 30, 2013, borrowings under our Credit Facility increased to $178 million from $148 million at December 31, 2012. As of August 2, 2013, we had $178 million outstanding under our Credit Facility at a weighted average interest rate of 4.693%. Availability under our Credit Facility is governed by a borrowing base, which was $185 million at August 2, 2013.

The determination of the borrowing base is made by the lenders, in their sole discretion, taking into consideration the estimated value of LPR Canada’s oil and natural gas properties in accordance with the lenders’ customary practices for oil and gas loans. The borrowing base will be redetermined semi-annually, and the available borrowing amount under our Credit Facility could increase or decrease based on such redetermination. The next scheduled redetermination of the borrowing base is expected to occur on or about November 1, 2013. In addition to the scheduled semi-annual redeterminations, Lone Pine and the lenders each have discretion at any time, but not more often than once during any calendar year, to have the borrowing base redetermined.  Upon a redetermination, if borrowings in excess of the revised borrowing capacity are outstanding, LPR Canada would be required to repay any borrowing base deficiency resulting from a redetermination immediately.  Lone Pine and its subsidiaries may not have sufficient funds to make such repayment at that time, and such failure to repay would be an event of default under the Credit Facility.

Our Credit Facility includes terms and covenants that place limitations on certain types of activities, including restrictions or requirements with respect to additional debt, liens, asset sales, hedging activities, investments, dividends and mergers and acquisitions, and also includes the Financial Covenant. Our Credit Facility provides that Lone Pine will not permit its ratio of total debt outstanding to EBITDA for a trailing 12-month period to be greater than a specified ratio, being 5.75 to 1.0 for all quarterly periods ending on or before June 30, 2013, and 4.0 to 1.0 for all periods thereafter. For purposes of calculating this ratio, EBITDA is reduced by the EBITDA that has been generated by any divested property that has a transaction value in excess of US$25 million. As a result of our divestiture program, EBITDA for the twelve months ended June 30, 2013 has been reduced from $78.4 million to $72.9 million, resulting in a ratio of 5.4 to 1.0 at June 30, 2013.  Absent a waiver or amendment of our Credit Facility, Lone Pine does not expect to be in compliance with the Financial Covenant for the period ending September 30, 2013.  If Lone Pine fails to comply with the Financial Covenant or the other covenants in the Credit Facility in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under the Credit Facility, as well as, in the case of an acceleration of maturity under our Credit Facility, a cross default and acceleration of maturity under the indenture governing the Senior Notes that are guaranteed by Lone Pine and certain of its other subsidiaries.

Under certain conditions, including the conditions described above, amounts outstanding under our Credit Facility may be accelerated. Bankruptcy and insolvency events with respect to Lone Pine, LPR Canada or certain of Lone Pine’s or LPR Canada’s subsidiaries will result in an automatic acceleration of the indebtedness under our Credit Facility. Subject to notice and cure periods, certain events of default under our Credit Facility will result in acceleration of the indebtedness under our Credit Facility at the option of the lenders. Such other events of default include non-payment, breach of warranty, non-performance of obligations under our Credit Facility (including the Financial Covenant and failure to repay any borrowing base deficiency), default on other indebtedness, certain pension plan events, certain adverse judgments, change of control and a failure of the liens securing our Credit Facility.

Senior Notes

At June 30, 2013 and December 31, 2012, we had outstanding US$195 million and US$200 million, respectively, aggregate principal amount of Senior Notes. Interest is payable on the Senior Notes semi-annually, in arrears, on each February 15 and August 15. See “Recent Developments and Outlook” in this MD&A.

In the six months ended June 30, 2013, we used a portion of the proceeds from recently completed non-core asset sales to repurchase US$5.0 million of Senior Notes for $4.6 million (US$4.5 million), resulting in the recognition of a gain on debt extinguishment of approximately $0.4 million. We may, from time to time, make additional purchases of our Senior Notes for cash, in exchange for equity securities, or for a combination of cash and common stock, in each case in open market purchases and/or privately negotiated transactions, in order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Future Capital Needs and Commitments

We continually review drilling and other capital expenditure plans and may change the amount we spend in any area based on available opportunities, industry conditions, net cash provided by operating activities and the availability of capital.  For the first two quarters of 2013, our Board of Directors approved a capital budget of approximately $35 million focused on light oil development in the Evi area. Our capital budget for the first half of 2013 was subject to the variability of production levels and commodity prices that impacted our operating cash flows, anticipated timing of our capital projects and unanticipated expenditures, and we funded the first half of our 2013 capital program with operating cash flows and proceeds from previously completed divestitures of non-core assets. Due to the outstanding indebtedness under the Credit Facility and the minimal liquidity that the Credit Facility offers at this time, our Board of Directors has not approved a capital budget for the second half of 2013.

We are focused on addressing our liquidity and leverage issues, and currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes in connection with a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility. These discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring.  In connection with these discussions, we have retained legal and financial advisors.  The outcome of these discussions is uncertain, and it is not known if we will be successful in obtaining agreement on the terms of a potential restructuring of the Senior Notes and the indebtedness outstanding under the Credit Facility on a consensual basis. If we fail to make the August 15, 2013 interest payment on the Senior Notes, which is approximately US$10.1 million, such failure, if not cured within 30 days, would result in an event of default under the indenture governing the Senior Notes, and the indenture trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes would have the right to declare the Senior Notes immediately due and payable at their principal amount together with accrued interest, and demand repayment under the guarantee by the Company and certain of its subsidiaries; however, holders of a majority in principal amount of the outstanding Senior Notes may direct the time, method and place of conducing any proceeding for any remedy available to the indenture trustee or of exercising any trust or power conferred on the trustee.  If we fail to make an interest payment on the Senior Notes, it could also lead to a cross default of all outstanding debt under the Credit Agreement.

If we fail to restructure or refinance our current outstanding indebtedness within the time parameters available to us under the Credit Agreement and Senior Note indenture or otherwise, we may not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we may not be able to continue as a going concern and may be forced to seek relief under the CCAA and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us). See Part II, “Item 1A — Risk Factors”.

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

In the first quarter of 2013, we adopted Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures about significant amounts reclassified out of accumulated other comprehensive income. We determined that our amounts in accumulated other comprehensive income were not significant and, therefore, the amendments did not affect our financial statements.

Future Accounting Pronouncements

In the second quarter of 2013, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”), which requires entities to prepare their financial statements using the liquidation basis of accounting when the likelihood is remote that the entity will return from liquidation. This pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and are to be applied prospectively. We do not expect ASU 2013-07 to impact our accounting and disclosure requirements as our financial statements continue to be presented on a going concern basis.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report and other publicly available documents contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

•                                          our access to capital and expectations with respect to liquidity, capital resources and our ability to continue as a going concern;

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. When considering forward-looking statements, you should keep in mind the assumptions, risk factors and other cautionary statements described in Part I, “Item 1A — Risk Factors” of our 2012 Annual Report, in Part II, “Item 1A — Risk Factors” of our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2013 (the “Q1 2013 Quarterly Report”) and elsewhere in this Quarterly Report. These assumptions and risks include, among other things:

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

•                                    our level of indebtedness;

•                                  our ability to make the August 15, 2013 interest payment on the Senior Notes;

•                                    our ability to pursue a strategic restructuring, refinancing or other transaction, which is necessary for us to continue as a going concern, and which ability may be limited in light of our current liquidity situation;

•                                    any determination by us to make a filing for relief under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code or the filing of an involuntary petition for bankruptcy against us, and the impact of any such filing on our business and operations;

•                                    our ability to generate sufficient cash flow from operations or obtain adequate financing to fund our capital expenditures, and meet working capital needs, and our ability to continue as a going concern;

•                                    our ability to comply with the terms and conditions of our Credit Facility and the Senior Notes, and in the event that we are unable to comply with such terms and conditions, our ability to pay any accelerated indebtedness;

•                                    a significant reduction in the borrowing base under our Credit Facility;

•                                    the volatility of our stock price, and the ability of our common stock to remain traded on the NYSE and Toronto Stock Exchange;

•                                    our ability to maintain relationships with suppliers, customers, employees, stockholders and other third parties in light of our current liquidity situation;

•                                  our ability to replace and sustain production;

•                                  a lack of available drilling and production equipment, and related services and labor;

•                                  increases in costs of drilling, completion and production equipment, and related services and labor;

•                                  unsuccessful exploration and development drilling activities;

•                                  regulatory and environmental risks associated with exploration, drilling and production activities;

•                                  declines in the value of our oil and natural gas properties, resulting in a decrease in our borrowing base under our Credit Facility and ceiling test write-downs;

•                                  the adverse effects of changes in applicable tax, environmental and other regulatory legislation;

•                                  a deterioration in the demand for our products;

•                                  the risks and uncertainties inherent in estimating proved oil and natural gas reserves, and in projecting future rates of production and the timing of expenditures;

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

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report, and we undertake no obligation to update this information to reflect events or circumstances after the filing of this Quarterly Report with the U.S. Securities and Exchange Commission, except as required by law.  All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

Reconciliation of Non-GAAP Measure

In addition to reporting net earnings as defined under U.S. generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA, a non-GAAP measure calculated as net loss before interest expense, income tax expense (recovery), DD&A, impairment of goodwill, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations, unrealized losses (gains) on derivative instruments and foreign currency exchange (gains) losses. Adjusted EBITDA also excludes the stock-settled portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our fundamental core performance. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses and therefore its utility as a measure of our performance has material limitations. As a result of these limitations, our management does not view Adjusted EBITDA in isolation and uses other measurements, such as net loss and revenues, to measure performance.

The following table reconciles net loss to Adjusted EBITDA. Net loss is the most directly comparable measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net loss	$(15,782)	$(105,035)	$(44,046)	$(114,543)
Add back (deduct):
Interest expense	7,609	8,242	15,042	13,993
Income tax expense (recovery)	—	(32,954)	(74)	(35,011)
Depreciation, depletion and amortization	18,184	31,882	37,245	58,312
Ceiling test write-down of oil and natural gas properties	—	128,870	—	128,870
Accretion of asset retirement obligations	332	341	524	677
Unrealized (gains) losses on derivative instruments	(2,885)	(9,540)	4,663	(4,371)
Foreign currency exchange losses	6,928	4,269	10,996	3,973
Stock-based compensation (stock-settled portion)	365	1,001	1,701	1,720
Adjusted EBITDA	$14,751	$27,076	$26,051	$53,620

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates and foreign currency exchange rates, as discussed below.

Commodity Price Risk

We produce and sell crude oil, natural gas and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate, and the effects can be significant. We enter into derivative instruments to manage our exposure to commodity price risk and to protect and provide certainty on a portion of our cash flows. Under this strategy, we enter into contracts with counterparties who are participants in our Credit Facility. These arrangements, which are based on prices available in the financial markets at the time we enter into the contracts, are settled in cash and do not require physical deliveries of hydrocarbons. The estimated fair value of all our commodity derivative instruments at June 30, 2013 was a net liability of approximately $0.3 million.

Swaps

In a typical commodity swap agreement, we receive the difference between a fixed price per unit of production and a price based on an agreed-upon, published, third-party index if the index price is lower than the fixed price. If the index price is higher, we pay the difference. By entering into swap agreements, we effectively fix the price that we will receive in the future for the hedged production. Our current swaps are settled in cash on a monthly basis. As of June 30, 2013, we had entered into the following swaps.

	Natural Gas (NYMEX Henry Hub)			Oil (NYMEX WTI)
Term	MMBtu/d	Weighted Average Price per MMBtu		bbls/d	Weighted Average Price per bbl
Calendar 2013	—	—		2,000		$98.60
Calendar 2013	—	—		500	US$	101.00
Calendar 2014	5,000	US$	4.37	250		$93.50

Swaptions

In connection with certain commodity swaps, we sold call options to the counterparties in exchange for receiving a premium fixed price on the commodity swaps. Our outstanding options as of June 30, 2013 were as follows.

	Oil (NYMEX WTI)
Term	Option Expiration	Underlying Swap bbls/d	Weighted Average Price per bbl
Calendar 2013	Monthly in 2013	500	$95.05

	Natural Gas (NYMEX Henry Hub)
Term	Option Expiration	Underlying Swap MMBtu/d	Weighted Average Price per MMBtu
Calendar 2014	December 2013	5,000	US$	4.37

Collars

A collar agreement is similar to a swap agreement, except that we receive the difference between the floor price and the index price only if the index price is below the floor price, and we pay the difference between the ceiling price and the index price only if the index price is above the ceiling price. The outstanding commodity collars as of June 30, 2013 were as follows.

	Natural Gas (NYMEX Henry Hub)
Term	MMBtu/d	Weighted Average Floor Price per MMBtu		Weighted Average Ceiling Price per MMBtu
Calendar 2013	30,000	US$	3.25	US$	3.93

Long-Term Sales Contract

As of August 2, 2013, we had a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer.

Interest Rate Risk

At June 30, 2013, we had $178 million in outstanding borrowings on our Credit Facility, with a weighted average interest rate of 4.033%. Since the interest rate on the facility is based on market rates, we are exposed to interest rate risk on these borrowings. We have not entered into any derivative financial instruments to manage this risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

In addition to the disclosure included in our 2012 Annual Report under Part I, “Item 3 — Legal Proceedings.”, we are a party to various lawsuits, claims and proceedings in the ordinary course of business. These proceedings are subject to uncertainties inherent in any litigation, and the outcome of these matters is inherently difficult to predict with any certainty. We believe that the amount of any potential loss associated with these proceedings would not be material to our consolidated financial position; however, in the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flows.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2012 Annual Report under Part I, “Item 1A. — Risk Factors”, and in our Q1 2013 Quarterly Report under Part II, “Item IA — Risk Factors”. In addition to the information below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our 2012 Annual Report and our Q1 2013 Quarterly Report which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report, our Q1 2013 Quarterly Report and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to restructure or refinance our current outstanding indebtedness within the time parameters available to us under the Credit Agreement and Senior Note indenture or otherwise, we may not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations),we may not be able to continue as a going concern and may be forced to seek relief under the CCAA and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

Our unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the unaudited condensed consolidated financial statements.

We intend to fund our anticipated cash requirements through the third quarter of 2013 primarily through cash on hand and cash flows from operations, although cash on hand and cash flows from operations may not be sufficient to fund such requirements. If they are not, our liquidity and results of operations will be materially adversely affected and we would not be able to continue as a going concern.

To continue as a going concern, we must generate sufficient operating cash flows, secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity. The urgency of our liquidity constraints may require us to pursue such a transaction at an inopportune time. Moreover, our ability to successfully implement, and the cost of, any such transaction will depend on numerous factors, including:

•                  demand and prices for natural gas and oil;

•                  general economic conditions;

•                  strength of the credit and capital markets;

•                  our ability to successfully execute our operational strategies, and our operating and financial performance;

•                  our ability to remain in compliance with our debt instruments;

•                  our ability to remain in compliance with our operational agreements;

•                  our stock price, and ability to regain and maintain compliance with the NYSE’s continued listing requirements;

•                  our ability to maintain relationships with our suppliers, customers, employees, stockholders and other third parties; and

•                  market uncertainty in connection with our ability to continue as a going concern as well as investor confidence in us.

On July 26, 2013, the Credit Agreement was amended so that, among other things, our permitted total debt to EBITDA ratio shall not exceed 5.75 to 1.0, for any quarterly period ending on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all quarterly periods thereafter. At June 30, 2013, the total debt to EBITDA ratio was 5.4 to 1.0.  Without this amendment, we would not have been in compliance with the Financial Covenant for the quarterly period ended June 30, 2013.  In addition, absent a further waiver or amendment, we do not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013. Therefore, we intend to refinance the indebtedness outstanding under the Credit Facility prior to the end of the 2013 fiscal year.

If we fail to comply with this Financial Covenant or the other covenants in the Credit Agreement in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under the Credit Agreement, as well as, in the case of an acceleration under the Credit Agreement, a cross default and acceleration of maturity under the indenture governing the Senior Notes.

We are focused on addressing our liquidity and leverage issues and currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes in connection with a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility. These discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring.  In connection with these discussions, we have retained legal and financial advisors.  The outcome of these discussions is uncertain, and it is not known if we will be successful in obtaining agreement on the terms of a potential restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility on a consensual basis. If we fail to make the August 15, 2013 interest payment on the Senior Notes, which is approximately US$10.1 million, such failure, if not cured within 30 days, would result in an event of default under the indenture governing the Senior Notes, and the indenture trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes would have the right to declare the Senior Notes immediately due and payable at their principal amount together with accrued interest, and demand repayment under the guarantee by the Company and certain of its subsidiaries; however, holders of a majority in principal amount of the outstanding Senior Notes may direct the time, method and place of conducing any proceeding for any remedy available to the indenture trustee or of exercising any trust or power conferred on the trustee.  If we fail to make an interest payment on the Senior Notes, it could also lead to a cross default of all outstanding debt under the Credit Agreement. If we fail to restructure or refinance our current outstanding indebtedness within the time parameters available to us under the Credit Agreement and Senior Note indenture or otherwise, we may not have adequate liquidity to fund our operations and meet our obligations (including our debt payment obligations), we may not be able to continue as a going concern and may be forced to seek relief under the CCAA and Chapter 11 or 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

If we seek relief under the CCAA and the U.S. Bankruptcy Code, our business and operations will be subject to certain risks.

A bankruptcy filing by or against us would subject our business and operations to various risks, including but not limited to, the following:

•                  a bankruptcy filing by or against us may adversely affect our business prospects, including our ability to continue to obtain and maintain the contracts necessary to operate our business on competitive terms;

•                  a bankruptcy filing by or against us may cause an event of default under the indenture governing the Senior Notes and our Credit Facility;

•                  we may be unable to retain and motivate key executives and employees through the process of reorganization and we may have difficulty attracting new employees;

•                  there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

•                  there can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the applicable courts and our creditors, equity holders and other parties in interest; and

•                  the value of our common stock could be reduced to zero as result of a bankruptcy filing.

We also cannot provide assurance that our common stock will be liquid or that it will remain listed on the NYSE or the Toronto Stock Exchange as described in greater detail below. Our failure to achieve profitability in the future could materially adversely affect the trading price of our common stock as well as our ability to raise additional capital to fund our operations.

In order to address our liquidity constraints and in addition to our ongoing efforts to secure additional capital or otherwise pursue a strategic restructuring, refinancing or other transaction to provide us with additional liquidity, we have embarked on a cash management strategy to enhance and preserve as much liquidity as possible. This plan contemplates us, among other things:

•                  reducing expenditures by eliminating, delaying or curtailing discretionary and non-essential spending, and not designating any capital budget for the remainder of 2013;

•                  managing working capital;

•                  delaying certain drilling projects;

•                  pursuing farm-out and other similar types of transactions to fund working capital needs;

•                  evaluating our options for the divestiture of certain assets;

•                  investigating merger opportunities; and

•                  restructuring and reengineering our organization and processes to reduce operating costs and increase efficiency.

We cannot provide any assurance that we will be successful in accomplishing any of these plans or that any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Furthermore, our cash management strategy, if successful, may limit certain of our operational and strategic initiatives designed to grow our business over the long term.

If we fail to comply with the covenants in our Credit Facility in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Credit Facility, as well as, in the case of an acceleration of maturity under our Credit Facility, a cross default and acceleration of maturity under the indenture governing the Senior Notes, and we may be forced to seek relief through a filing under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

The Amendment provides that the permitted total debt to EBITDA ratio shall not exceed 5.75 to 1.0, for any quarterly period ended on or before June 30, 2013, after which the required ratio will revert to 4.0 to 1.0 for all periods thereafter. Without the Amendment, we would not have been in compliance with the Financial Covenant for the quarterly period ended June 30, 2013. In addition, absent a further waiver or amendment, we do not expect to be in compliance with the Financial Covenant for the quarterly period ending September 30, 2013.  If we fail to comply with the Financial Covenant or the other covenants in our Credit Facility in the future, it could lead to an event of default and the acceleration of the maturity of all outstanding debt under our Credit Facility, as well as, in the case of an acceleration of maturity under our Credit Facility, a cross default and acceleration of maturity under the indenture governing the Senior Notes that are guaranteed by the Company as parent guarantor and certain of its subsidiaries other than LPR Canada.

If we fail to make an interest payment on the Senior Notes, it could lead to an event of default under the indenture governing the Senior Notes and the acceleration of the maturity of the Senior Notes, as well as a cross default of all outstanding debt under our Credit Facility, and we may be forced to seek relief through a filing under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy may be filed against us).

As of June 30, 2013, we had US$195 million aggregate principal amount Senior Notes outstanding. Interest is payable on the Senior Notes semi-annually, in arrears, on each February 15 and August 15.  We are focused on addressing our liquidity and leverage issues, and currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes in connection with a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility. These discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring.  In connection with these discussions, we have retained legal and financial advisors.  The outcome of these discussions is uncertain, and it is not known if we will be successful in obtaining agreement on the terms of a potential restructuring of the Senior Notes and the indebtedness outstanding under the Credit Facility on a consensual basis. If we fail to make the August 15, 2013 interest payment on the Senior Notes, which is approximately US$10.1 million, such failure, if not cured within 30 days, would result in an event of default under the indenture governing the Senior Notes, and the indenture trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes would have the right to declare the Senior Notes immediately due and payable at their principal amount together with accrued interest, and demand repayment under the guarantee by the Company and certain of its subsidiaries.  If we fail to make an interest payment on the Senior Notes, it could lead to a cross default of all outstanding debt under our Credit Facility. In the absence of a consensual restructuring, or in any case in the event that we do not make the August 15, 2013 interest payment by the end of the 30 day cure period, we may be forced to seek relief under the CCAA and Chapter 11 or Chapter 15 of the U.S. Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against us).

Our stock price has been volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we are not currently in compliance with and cannot assure you that we will be able to regain and maintain compliance with the continued listing standards of the NYSE.

Because we face significant uncertainties relating to our ability to generate sufficient cash flows from operations and to continue to operate our business, our stock price is volatile and any investment in our common stock could suffer a significant decline or total loss in value. Furthermore, we may not be able to regain or maintain compliance with the continued listing standards of the NYSE. The NYSE requires companies to meet certain continued listing criteria as outlined in the NYSE Listed Company Manual. We are currently not in compliance with such criteria. We have received formal notices from the NYSE regarding noncompliance with the NYSE’s continued listing criteria as discussed below.

On May 23, 2013, we received a notice indicating that we do not satisfy the continued listing standards set forth under Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than US$1.00 over a consecutive 30 trading-day period.  In accordance with NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement.  On June 5, 2013, we notified the NYSE that we intend to cure the minimum share price deficiency.  If the minimum share price has not been cured on or before November 23, 2013, we asked the NYSE to extend the cure period until our 2014 annual general meeting of stockholders to cure such requirement.  In such circumstances, it is contemplated that we would propose a stockholder action (share consolidation) as a means of curing the minimum share price deficiency.  Under applicable Delaware law, stockholder approval would be required for such share consolidation.

On June 13, 2013, we received a notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing standard related to minimum average global market capitalization. Section 802.01B of the NYSE Listed Company Manual requires that our average global market capitalization be no less than US$75 million over a consecutive 30 trading-day period. In order to maintain our listing, we were required to submit a plan of compliance (the “Plan”) addressing how we intended to regain compliance with Section 802.01B of the NYSE Listed Company Manual by December 13, 2014. We submitted the Plan to the NYSE on July 29, 2013. The Plan indicated that we currently are engaged in discussions with the holder of a majority of the aggregate principal amount of the Senior Notes in connection with a possible restructuring or refinancing of the Senior Notes and the indebtedness outstanding under the Credit Facility, and that these discussions include, among other things, the terms of a possible exchange of a portion of the Senior Notes for an alternate form of debt security, for equity or an equity-like security, or a combination thereof, and other terms of a comprehensive restructuring. There can be no assurance that the Plan will be accepted by the NYSE or that we will be able to achieve compliance with the NYSE’s continued listing standards within the required time frame.  If the Plan is not accepted, we will be subject to delisting proceedings.

Furthermore, if we are not in compliance with the NYSE’s continued listing standards by December 13, 2014, or if we do not make progress consistent with the Plan, the NYSE staff will initiate suspension and delisting proceedings as it deems appropriate.

The delisting of our stock from the NYSE could result in even further reductions in our stock price, would substantially limit the liquidity of our common stock, and materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the NYSE could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our stock price may increase or decrease in response to a number of events and factors, including:

•                  concerns about our liquidity and leverage, and ability to comply with the provisions of our Credit Agreement and Indenture;

•                  the results of our exploratory drilling;

•                  trends in our industry and the markets in which we operate;

•                  changes in the market price of the commodities we sell;

•                  changes in financial estimates and recommendations by securities analysts;

•                  acquisitions and financings;

•                  quarterly variations in operating results;

•                  the operating and stock price performance of other companies that investors may deem comparable to us;

•                  an inability to regain and maintain compliance with the listing requirements of the NYSE; and

•                  issuances, purchases or sales of blocks of our common stock.

This volatility may adversely affect the price of our common stock regardless of our operating performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)   Exhibits.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10-Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE PINE RESOURCES INC.
(Registrant)

August 8, 2013	By:	/s/ TIMOTHY S. GRANGER
Timothy S. Granger
President and Chief Executive Officer
(on behalf of the Registrant)

	By:	/s/ SHANE K. ABEL
Shane K. Abel
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)
(on behalf of the Registrant)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Amendment No. 5 to Form S-1 for Lone Pine Resources Inc. filed May 3, 2011 (File No. 333-171123).

3.2

Certificate of Amendment to Amended and Restated Certification of Incorporation of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Form 8-K for Lone Pine Resources Inc. filed May 16, 2013 (File No. 001-35191).

3.3	Second Amended and Restated Bylaws of Lone Pine Resources Inc., incorporated herein by reference to Exhibit 3.1 to Form 8-K for Lone Pine Resources Inc. filed October 13, 2011 (File No. 001-35191).

10.1

Fourth Amendment dated April 15, 2013 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed April 19, 2013 (File No. 001-35191).

10.2†

Employment Agreement between Timothy S. Granger and Lone Pine Resources Canada Ltd., incorporated by reference to Exhibit 10.2 to Form 8-K for Lone Pine Resources Inc. filed April 19, 2013 (File No. 001-35191).

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

101.INS††	XBRL Instance Document.

101.SCH††	XBRL Taxonomy Extension Schema Document.

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF††	XBRL Taxonomy Extension Definition.

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