Form 10-Q
period 2013-09-30
Lone Pine Resources Inc.
filed 2013-11-08
CIK 1506932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 86,859,497 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

LONE PINE RESOURCES INC.

INDEX TO FORM 10-Q

September 30, 2013

ii

MONETARY AMOUNTS AND EXCHANGE RATE DATA

In this Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 2013 (the “Quarterly Report”), references to “dollars,” “$” or “Cdn$” are to Canadian dollars and references to “U.S. dollars” or “US$” are to United States dollars. The noon-day Canadian to U.S. dollar exchange rates for Cdn$1.00, as reported by the Bank of Canada, were:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
	US$	US$	US$	US$	US$
Highest rate during the period	0.9768	1.0299	1.0164	1.0299	1.0299
Lowest rate during the period	0.9455	0.9790	0.9455	0.9599	0.9599
Average noon spot rate during the period(1)	0.9629	1.0047	0.9770	0.9977	1.0004
Rate at the end of the period	0.9723	1.0166	0.9723	1.0166	1.0051

(1) Determined by averaging the rates on each business day during the respective period.

On November 4, 2013, the noon-day exchange rate was US$0.9602 for Cdn$1.00.

iii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(In thousands of Canadian dollars, except number of shares)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$8,308	$28
Accounts receivable	11,591	16,502
Derivative instruments	—	4,409
Prepaid expenses and other current assets	6,911	4,947
Total current assets	26,810	25,886
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion of $1,641,670 and $1,590,015	344,579	376,203
Unproved	146,872	148,956
Net oil and natural gas properties	491,451	525,159
Other property and equipment, net of accumulated depreciation and amortization of $13,379 and $10,658	62,523	65,096
Net property and equipment	553,974	590,255
Other assets	2,223	6,662
	$583,007	$622,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$—	$4,872
Accounts payable and accrued liabilities	—	32,468
Accrued interest	—	7,742
Current portion of long-term debt - secured	182,477	—
Capital lease obligation - secured	1,309	1,217
Other current liabilities	983	2,564
Total current liabilities not subject to compromise	184,769	48,863

Current liabilities subject to compromise (Note 2)	222,588	—

Long-term debt	—	340,310
Asset retirement obligations	13,982	12,839
Capital lease obligation — secured	2,547	4,521
Other liabilities	1,222	1,308
Total long-term liabilities not subject to compromise	17,751	358,978
Stockholders’ equity:
Common stock, 86,859,497 and 85,192,955 shares issued and outstanding	852	835
Capital surplus	986,450	984,438
Accumulated deficit	(829,527)	(770,494)
Accumulated other comprehensive income	124	183
Total stockholders’ equity	157,899	214,962
	$583,007	$622,803

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(In thousands of Canadian dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Oil and natural gas	$26,366	$38,188	$86,254	$124,937
Interest and other	6	8	11	18
Total revenues	26,372	38,196	86,265	124,955
Costs, expenses and other:
Lease operating expenses	7,732	11,961	24,651	40,570
Production and property taxes	703	831	1,842	2,516
Transportation and processing	3,035	3,510	9,716	11,974
General and administrative	2,486	4,050	14,706	13,996
Depreciation, depletion and amortization	17,228	30,236	54,473	88,548
Ceiling test write-down of oil and natural gas properties	—	142,879	—	271,749
Interest expense	7,674	8,181	22,716	22,174
Accretion of asset retirement obligations	337	350	861	1,027
Foreign currency exchange (gains) losses	(4,383)	(6,996)	6,613	(3,023)
Losses (gains) on derivative instruments	4,233	7,278	7,634	(10,990)
Other, net	232	138	78	190
Reorganization costs	2,082	—	2,082	—
Total costs, expenses and other	41,359	202,418	145,372	438,731
Loss before income taxes	(14,987)	(164,222)	(59,107)	(313,776)
Income tax recovery	—	(39,921)	(74)	(74,932)
Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Basic and diluted loss per common share	$(0.17)	$(1.46)	$(0.69)	$(2.81)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Other comprehensive income (loss):
Amortization of accumulated actuarial loss, net of tax	5	4	(59)	14
Total other comprehensive income (loss)	5	4	(59)	14
Comprehensive loss	$(14,982)	$(124,297)	$(59,092)	$(238,830)

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating activities:
Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	17,228	30,236	54,473	88,548
Ceiling test write-down of oil and natural gas properties	—	142,879	—	271,749
Amortization of deferred costs	660	648	1,921	1,750
Accretion of asset retirement obligations	337	350	861	1,027
Deferred income tax recovery	—	(39,921)	(74)	(74,932)
Unrealized foreign currency exchange (gains) losses	(4,545)	(6,963)	6,515	(3,031)
Unrealized losses (gains) on derivative instruments	(254)	15,412	4,409	11,041
Stock-based compensation	231	1,141	3,009	2,861
Other, net	864	327	(2,928)	(390)
Changes in operating assets and liabilities:
Accounts receivable	132	1,587	4,913	11,938
Prepaid expenses and other current assets	187	(423)	156	765
Accounts payable and accrued liabilities	(1,544)	4,228	(9,838)	(17,524)
Accrued interest and other liabilities	4,813	(5,307)	5,046	2,843
Net cash provided by operating activities	3,122	19,893	9,430	57,801
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	(2,877)	(30,196)	(39,965)	(160,451)
Other fixed assets	(65)	(425)	(148)	(2,074)
Proceeds from divestiture of assets, net	28	8,238	16,208	8,518
Net cash used in investing activities	(2,914)	(22,383)	(23,905)	(154,007)
Financing activities:
Repayment of long-term debt	—	—	(4,589)	—
Net proceeds from issuance of long-term debt	—	—	—	192,052
Debt issuance costs	(189)	—	(275)	(1,295)
Proceeds from bank borrowings	208,477	924,000	1,228,477	2,390,000
Repayments of bank borrowings	(204,000)	(916,000)	(1,194,000)	(2,484,000)
Change in bank overdrafts	—	(5,847)	(4,872)	454
Issuance of common stock	2	—	17	—
Capital lease payments	(1,281)	(369)	(1,882)	(1,107)
Other, net	27	1	(121)	1
Net cash provided by financing activities	3,036	1,785	22,755	96,105
Net increase (decrease) in cash	3,244	(705)	8,280	(101)
Cash at beginning of period	5,064	880	28	276
Cash at end of period	$8,308	$175	$8,308	$175

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(In thousands of Canadian dollars, except number of shares)

					Accumulated
					Other	Total
	Common Stock		Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Surplus	Deficit	Income(Loss)	Equity
	(In thousands)
Balances at December 31, 2012	85,193	$835	$984,438	$(770,494)	$183	$214,962
Issuance of common stock, net of tax	1,666	17	3,449	—	—	3,466
Amortization of stock-based compensation	—	—	2,608	—	—	2,608
Capital surplus related to vested stock-based compensation	—	—	(4,045)	—	—	(4,045)
Comprehensive income (loss):
Net loss	—	—	—	(59,033)	—	(59,033)
Other comprehensive (loss)	—	—	—	—	(59)	(59)
Balances at September 30, 2013	86,859	$852	$986,450	$(829,527)	$124	$157,899

See accompanying notes to condensed consolidated financial statements.

LONE PINE RESOURCES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13)

(Unaudited)

(1)                     ORGANIZATION AND BASIS OF PRESENTATION

Organization

Lone Pine Resources Inc., a Delaware corporation (the “Company”), is an independent oil and natural gas exploration, development and production company with operations in Canada. Its reserves, producing properties and exploration prospects are located in the provinces of Alberta, British Columbia and Quebec, and in the Northwest Territories. The Company conducts operations in one industry segment, liquids and natural gas exploration, development and production, and in one country, Canada. The Company’s operations are primarily carried out by its wholly owned operating subsidiary, Lone Pine Resources Canada Ltd., an Alberta corporation (“LPR Canada”). Unless otherwise indicated or the context otherwise requires, references to “Lone Pine” refer to the Company and its consolidated subsidiaries, including LPR Canada.

Basis of Presentation

These condensed consolidated financial statements are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) and, unless otherwise indicated, all amounts are expressed in Canadian dollars. Certain amounts from prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period’s condensed consolidated financial statement presentation.

In connection with the commencement of the Creditor Protection Proceedings (as defined below), the Company adopted Accounting Standards Codification (“ASC”) No. 852 — Reorganization (“ASC 852”) during the third quarter of 2013.  ASC 852 requires, among other things, the segregation of reorganization costs directly related to the Creditor Protection Proceedings and related proceedings, other related disclosures such as the use of statement headers (Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1,2,6 and 13) and the classification of balance sheet obligations, based on available information, as either subject to compromise, secured or if determinable, as under-secured.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q as prescribed by the U.S. Securities and Exchange Commission (“SEC”). The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) also includes a summary of significant accounting policies and should be read in conjunction with these financial statements. All adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. The results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or for any other period.

(2)                     CREDITOR PROTECTION PROCEEDINGS, LIQUIDITY AND GOING CONCERN

Creditor Protection Proceedings

On September 25, 2013, the Company commenced proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in the Court of Queen’s Bench of Alberta (the “CCAA Court”) and ancillary proceedings under Chapter 15 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “U.S. Bankruptcy Court”).  The Company, LPR Canada and all other subsidiaries of the Company are parties to the CCAA and Chapter 15 proceedings (collectively, the “Creditor Protection Proceedings”).

The Creditor Protection Proceedings were filed to implement a plan of restructuring in accordance with Support Agreements (the “Support Agreements”), dated September 24, 2013, among the Company, LPR Canada and the Company’s other subsidiaries and certain holders of LPR Canada’s outstanding 10.375% Senior Notes due 2017 (the “Senior Notes”), who in the aggregate hold approximately 75% of the Senior Notes (the “Supporting Noteholders”).  Pursuant to the Support Agreements, the Company has agreed to pursue a restructuring through a plan of compromise and arrangement under the CCAA, which will be subject to creditor and CCAA Court approval, and ancillary proceedings under Chapter 15 of the United States Bankruptcy Code for recognition of the CCAA proceedings.  Subject to the terms and conditions of the Support Agreement, each of the Supporting Noteholders has agreed to support the restructuring plan and vote their claims under the Senior Notes in favor of its approval at any meeting of creditors to be held for that purpose.

Event of Default, Stay and Operation and Implication of the Creditor Protection Proceedings

The commencement of the Creditor Protection Proceedings constituted an event of default with respect to the following debt instruments:

•                  Indenture, dated February 14, 2012, among LPR Canada, as issuer, the other loan parties thereto, as guarantors, and U.S. National Bank Association, as trustee, under which approximately US$207.4 million principal and accrued interest was outstanding on the Senior Notes as of September 25, 2013; and

•                  Credit Agreement, dated March 18, 2011, among the Company, LPR Canada, JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent and the other agents and lenders party thereto, as amended, under which approximately Cdn$180.0 million was outstanding as of September 25, 2013.

As a result of such event of default, all obligations under such instruments, by the terms thereof, became due and payable.  However, under the CCAA and the United States Bankruptcy Code, initiation of the Creditor Protection Proceedings automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the initial CCAA filing date or to exercise control over property of a debtor.  Accordingly, although commencement of the Creditor Protection Proceedings triggered defaults under these instruments, any efforts to enforce such payment obligations are stayed and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the CCAA and the United States Bankruptcy Code.  Absent an order of the CCAA Court, substantially all pre-filing liabilities are subject to compromise under a plan of compromise and arrangement.  As a result of the Creditor Protection Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  For example, the Company may, subject to the terms of the Support Agreements and approval of the CCAA Court, sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of compromise and arrangement may materially change the amounts and classifications in the Company’s historical consolidated financial statements.

In connection with the initial order of the CCAA Court (the “CCAA Initial Order”), the Company received approval from the CCAA Court to pay or otherwise honor certain pre-filing obligations generally designed to stabilize the Company’s operations including payment to certain critical suppliers and joint venture partners.  The Company is paying, and intends to continue paying, claims arising after the initial CCAA filing date in the ordinary course of business.  The Company has retained, pursuant to the Initial CCAA Initial Order, legal and financial professionals to advise the Company on the Creditor Protection Proceedings and certain other professionals to provide services and advice to the Company in the ordinary course of business.  From time to time, the Company may seek CCAA Court approval to retain additional professionals.

The Company has incurred and expects to continue to incur significant costs associated with the restructuring and the Creditor Protection Proceedings.  The amount of these expenses is expected to significantly affect the Company’s financial position and results of operations, but the Company cannot accurately predict the effect the Creditor Protection Proceedings will have on the Company’s business at this time.

Plan of Compromise and Arrangement

For the Company to successfully emerge from the Creditor Protection Proceedings, it must obtain the CCAA Court’s approval of a plan of compromise and arrangement, which will enable the Company to transition from the Creditor Protection Proceedings into ordinary course operations out of creditor protection.  In connection with the plan of compromise and arrangement, the Company must also obtain a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Creditor Protection Proceedings.  A plan of compromise and arrangement determines the rights and treatment of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and CCAA Court decisions ongoing through the date on which the plan of compromise and arrangement is sanctioned.

Although the Company has not filed a plan of compromise or arrangement or a related disclosure statement with the CCAA Court, the Company intends to propose a plan in accordance with the terms of the Support Agreements (the “Proposed Plan”).  The Proposed Plan provides for the cancellation of all outstanding shares of Lone Pine common stock, the conversion of all Senior Notes into new common shares, and a new equity investment of US$100 million by holders of the Senior Notes (“Noteholders”) through an offering to eligible affected creditors (including the Noteholders), of convertible preferred shares (the “Share Offering”).  The Company anticipates filing the Proposed Plan on or before November 29, 2013, unless otherwise extended by agreement of the Supporting Noteholders.  Following submission of the Proposed Plan, the Company expects to take all actions necessary to obtain approval for it from the Company’s affected creditors and the CCAA Court on or before December 31, 2013.  Under the Support Agreement, the outside date for implementation of the Proposed Plan is January 31, 2014, as contemplated by the terms of the Support Agreement.  Generally, the Proposed Plan will provide, among other things, mechanisms for (i) settlement of claims against the Company; (ii) treatment of the Company’s existing equity and debt holders (including those treatments noted above); (iii) provision for exit financing; and (iv) certain corporate governance and administrative matters pertaining to the reorganized company.

The Company continues to have ongoing discussions with the Supporting Noteholders and PricewaterhouseCoopers Inc., in its capacity as the CCAA Court-appointed monitor of Lone Pine regarding the Proposed Plan and will continue to do so until the Proposed Plan is filed with the CCAA Court.  The Proposed Plan is subject to revision prior to submission to the CCAA Court based upon those continuing discussions, and thereafter in response to those continuing discussions as well as creditor claims and objections and the requirements of the CCAA Court or the CCAA.  There can be no assurance that the Company will be able to secure approval of the Proposed Plan by the CCAA Court, or that the Proposed Plan will be accepted by the Company’s creditors.

Financing During Pendency of the Creditor Protection Proceedings

During the pendency of the Creditor Protection Proceedings, the Company is funding operations pursuant to an order of the CCAA Court permitting the Company’s use of cash balances, working capital and available borrowings under a $10 million DIP Credit Facility (as defined and discussed below). As of November 4, 2013, the Company had not borrowed any amounts under the DIP Credit Facility.

Since approval of the DIP Credit Facility, the Company has focused on executing its strategic and operating initiatives and ensuring the smooth transition and maintenance of its business in creditor protection.  However, there can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet the Company’s restructuring or ongoing cash needs or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement (as defined below) or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Going Concern

The Company’s financial liquidity condition and the resulting commencement of the Creditor Protection Proceedings cast substantial doubt about the Company’s ability to continue as a going concern.  Due to ongoing liquidity issues, the Company has failed to meet certain financial obligations and liabilities, including a significant interest payment on the Senior Notes. The Company is dependent on the outcome of the Creditor Protection Proceedings and requires additional financing in order to finance its business activities on an ongoing basis both during and following the Creditor Protection Proceedings.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of these consolidated financial statements.  The Company’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the CCAA Court’s approval of a plan of compromise and arrangement and the Company’s ability to successfully implement such plan and obtain exit financing, among other things.  As a result of the Creditor Protection Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  While operating under the Creditor Protection Proceedings, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the terms of the Support Agreements and the approval of the CCAA Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement and the Support Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the plan of compromise and arrangement could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of certain liabilities that may result should the Company be unable to continue as a going concern or as a consequence of the Creditor Protection Proceedings.

Financial Reporting in Reorganization

As outlined in Basis of Presentation (above), liabilities that are subject to compromise primarily represent unsecured pre-CCAA filing obligations of the Company that may be subject to impairment and settlement at lesser amounts through the Creditor Protection Proceedings. Under the terms of the CCAA Initial Order, dated September 25, 2013, and orders of the U.S. Bankruptcy Court, any actions to enforce or otherwise effect payment of these liabilities was stayed during the Creditor Protection Proceedings. As at September 30, 2013, these liabilities were classified separately as liabilities subject to compromise on the Company’s consolidated balance sheet at their unadjusted carrying values. The CCAA claim process is currently in early stages of progress. The extent of compromise, if any, is not determinable and is subject to future events, including completion of the CCAA claim process and the Creditor Protection Proceedings. Post-CCAA filing liabilities as at September 30, 2013 that are subject to the Creditor Protection Proceedings have not been segregated by the Company on the consolidated balance sheet due to the amounts not being material for the six-day period ended September 30, 2013.

As at September 30, 2013, current liabilities subject to compromise consisted of the following:

Accounts payable and accrued liabilities	$15,101
Senior Notes	194,831
Pre-filing accrued interest on Senior Notes	12,656

Total current liabilities subject to compromise	$222,588

During the Creditor Protection Proceedings, the Company has continued, and expects to continue, with its day-to-day operations, and employee obligations and any trade payables incurred after September 25, 2013 are expected to be paid or satisfied in the ordinary course.

The Company has reclassified all indebtedness outstanding under the Existing Credit Facility (as defined below) as a current liability in this Quarterly Report.  As a result of the Creditor Protection Proceedings and in accordance with counterparty agreements, all financial instruments and related agreements were terminated with early settlements effective on or about September 26, 2013.  The resulting realized loss in the amount of $2.5 million has been recognized in the third quarter and is classified as long-term debt - current portion as at September 30, 2013 pursuant to the provisions of the Existing Credit Facility.

Exchange Listing

Trading in the Company’s common stock on the Toronto Stock Exchange (“TSX”) was halted on September 25, 2013, and the Company’s common stock was subsequently delisted on October 31, 2013.  Trading in the Company’s common stock on the New York Stock Exchange (“NYSE”) was suspended on September 16, 2013, and the Company’s common stock was subsequently removed from listing and registration on the NYSE on October 22, 2013.  As a result of the Company’s financial position and the Creditor Protection Proceedings, the Company believes that its outstanding equity securities will likely have no value and will be canceled under any plan of compromise and arrangement including the Proposed Plan.  As a result, the Company urges that caution be exercised with respect to existing and future investments in any of its currently outstanding securities.

See also Part I, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, “Item 1A — Risk Factors”.

(3)                 SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies have not changed from those reported in its 2012 Annual Report except for the adoption of ASC 852 discussed above. Other new standards adopted in 2013, are discussed below.

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

Future Accounting Pronouncements

In the second quarter of 2013, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”), which requires entities to prepare their financial statements using the liquidation basis of accounting when the likelihood is remote that the entity will return from liquidation. This pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and are to be applied prospectively. The Company does not expect ASU 2013-07 to impact its accounting and disclosure requirements as the Company continues to present its financial statements, subject to the Creditor Protection Proceedings, on a going concern basis. The Company is monitoring possible future impacts and application.

In the first quarter of 2013, the FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which clarifies guidance for the recognition, measurement and disclosure of liabilities resulting from joint and several liability arrangements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied retrospectively. If the Company enters into obligations affected by ASU 2013-04, the accounting and disclosure requirements will be applied.

In the first quarter of 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies the applicable guidance for certain transactions that result in the release of the cumulative translation adjustment into net earnings. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively. If the Company enters into any transactions affected by ASU 2013-05, the accounting and disclosure requirements will be applied.

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

No write-down was required for the three and nine months ended September 30, 2013. However, during 2012, as a result of a decline in the 12-month average trailing natural gas price, the Company’s internal estimate of its proved undeveloped natural gas volumes decreased significantly at June 30 and September 30, 2012 compared to December 31, 2011. This decrease in natural gas volumes reduced the Company’s internal estimate of the present value of future net revenue from proved reserves and resulted in the Company recognizing ceiling test write-downs of $142.9 million and $271.7 million before tax for the three and nine months ended September 30, 2012, respectively.

(6)                     LONG-TERM DEBT

The commencement of the Creditor Protection Proceedings constituted an event of default with respect to the following debt instruments:

•                  Indenture governing the Senior Notes, dated February 14, 2012, among LPR Canada, as issuer, the other loan parties thereto, as guarantors, and U.S. National Bank Association, as trustee, under which approximately US$207.4 million principal and accrued interest was outstanding on the Senior Notes as of September 25, 2013; and

•                  Credit Agreement, dated March 18, 2011, among the Company, LPR Canada, JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent and the other agents and lenders party thereto, as amended, under which approximately Cdn$180.0 million was outstanding as of September 25, 2013.

In addition, all outstanding derivative instruments were terminated at the counterparties’ option upon the commencement of the Creditor Protection Proceedings.  The net loss on the termination of these contracts has been applied to the outstanding Existing Credit Facility balance effective as of the date of termination.

As a result of the event of default, all obligations under these instruments, by the terms thereof, became due and payable.  Any efforts to enforce such payment obligations are stayed as a result of the commencement of the Creditor Protection Proceedings and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the CCAA and the United States Bankruptcy Code. Accordingly, all other Existing Credit Facility covenants as at September 30, 2013 are no longer enforceable.

All indebtedness outstanding under the Existing Credit Facility is classified as a current liability in this Quarterly Report. The Senior Notes are included in liabilities subject to compromise as at September 30, 2013. See also Note 2 — Creditor Protection Proceedings, Liquidity and Going Concern.

As at the dates indicated, the components of the Company’s long-term debt and current portions were as follows.

	At September 30, 2013			At December 31, 2012
	(In thousands)
	Principal	Unamortized Discount	Total	Principal	Unamortized Discount	Total
Existing Credit Facility — secured	$182,477	$—	$182,477	$148,000	$—	$148,000
Senior Notes — subject to compromise	200,558	5,727	194,831	198,985	6,675	192,310
	383,035	5,727	377,308	346,985	6,675	340,310
Current portion of long-term debt	(182,477)	—	(182,477)	—	—	—

Current portion of long-term debt— liabilities subject to compromise (Note 2)	(200,558)	(5,727)	(194,831)	—	—	—
Long-term debt	$—	$—	$—	$346,985	$6,675	$340,310

Existing Credit Facility - Secured

Lone Pine maintains a $500 million credit facility (the “Existing Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch. The Existing Credit Facility was to mature on March 18, 2016 and its availability was governed by a borrowing base. Acceleration of the maturity of the indebtedness under the Existing Credit Facility occurs automatically in the case of a bankruptcy or insolvency event. Effective September 25, 2013 and upon commencement of the Creditor Protection Proceedings, maturity of the Existing Credit Facility was accelerated, which led to a cross default under the Indenture and an acceleration of the maturity of the Senior Notes, and the Company has no further ability to borrow thereunder.  See also Note 2 — Creditor Protection Proceedings, Liquidity and Going Concern.

The borrowing base under the Existing Credit Facility was $185 million at September 30, 2013 (December 31, 2012 - $275 million). At September 30, 2013, the Company had $183 million outstanding (including financial derivative termination settlements) (December 31, 2012 - $148 million), at a weighted average interest rate of 4.7%.

Senior Notes — Subject to Compromise

On February 14, 2012, LPR Canada issued US$200 million aggregate principal amount of Senior Notes. The Senior Notes were issued pursuant to an indenture, dated February 14, 2012 (the “Indenture”), among LPR Canada, certain guarantors and U.S. Bank National Association, as trustee.

DIP Credit Facility — Subject to Creditor Protection Proceedings

In connection with the Creditor Protection Proceedings and in order to provide liquidity during the Creditor Protection Proceedings, on October 24, 2013, the Company and LPR Canada entered into a credit agreement (the “DIP Credit Agreement”) with respect to a $10 million debtor-in-possession credit facility (the “DIP Credit Facility”).  Certain of the lenders under the Existing Credit Facility are lenders under the DIP Credit Facility, and the agent under the Existing Credit Facility serves as administrative agent under the DIP Credit Facility.  Pursuant to the terms of the DIP Credit Agreement, (i) the lenders agreed to lend LPR Canada up to $10 million, which loans will bear interest at the Canadian Prime Rate (as defined in the DIP Credit Agreement), plus 5.00%, (ii) the Company and each Restricted Subsidiary (as defined in the DIP Credit Agreement) agreed to guarantee LPR Canada’s obligations thereunder, and (iii) the Obligations (as defined in the DIP Credit Agreement) are and shall be at all times secured by the liens in all collateral created by the DIP Charge (as defined in the DIP Credit Agreement) and all such liens shall be first priority liens subject only to the Administration Charge (as defined in the DIP Credit Agreement).  LPR Canada is obligated to pay the agent an upfront fee of 2% and the lenders a commitment fee of 0.75% of unutilized commitments.  Proceeds of loans under the DIP Credit Facility may be used to provide for working capital, capital expenditures and other expenditures during the course of the Creditor Protection Proceedings, in accordance with the terms of the DIP Credit Agreement.  The DIP Credit Facility matures on March 25, 2014.

In addition to customary affirmative covenant obligations, the DIP Credit Agreement provides for certain information delivery requirements to each lender and the agent, including (i) quarterly and annual financial statements, (ii) weekly delivery of actual receipts and disbursements with a variance analysis against the cash flow model most recently filed with the CCAA Court and (iii) monthly financial results.  LPR Canada is also obligated to obtain, on or before November 13, 2013, a fully executed commitment letter from a replacement lender (or lenders) providing for credit facilities, which together with the proceeds of the Share Offering contemplated in the Proposed Plan, would be sufficient to repay in full all obligations outstanding under the Existing Credit Facility.

The DIP Credit Agreement also contains a financial covenant, which requires that for any particular week in which any amounts are outstanding under the DIP Credit Agreement, at the end of such week there will be no negative variance in LPR Canada’s actual net change in cash flow from that set out in the cash flow model most recently filed with the CCAA Court in excess of: (i) for such week, the greater of $500,000 or 15% and (ii) in the aggregate from the date of the CCAA Initial Order through such week, the greater of $1,000,000 and 15%; provided, however, that any newly filed cash flow model shall not, absent approval of lenders holding at least 66 2/3%

of the loan commitments, contain a Material Adverse Change (as defined in the DIP Credit Agreement) in aggregate revenues or expenses from the cash flow model most recently filed with the CCAA Court.

The DIP Credit Agreement also contains customary negative covenants restricting certain of the Company and LPR Canada’s activities, including restrictions on their ability to incur indebtedness, incur liens, consummate certain fundamental changes, make investments, dispose of assets, enter into sale and lease transactions, enter into hedging agreements, make restricted payments and enter into transactions with affiliates.  Furthermore, the DIP Credit Agreement contains customary events of default, which include a plan of compromise and arrangement not being sanctioned by the CCAA Court prior to December 31, 2013 and certain other insolvency proceeding-related events of default.  LPR Canada’s ability to access the commitments under the DIP Credit Facility may be impaired in the event that it or the Company does not comply with the covenant requirements or if it defaults on its obligations under the DIP Credit Agreement.

(7)                     DERIVATIVE INSTRUMENTS

Commodity Derivatives

Lone Pine has historically entered into derivative instruments to manage its exposure to commodity price risk caused by fluctuations in commodity prices, which have served to protect and provide certainty on a portion of the Company’s cash flows. Lone Pine’s commodity derivative instruments have generally served as effective economic hedges of commodity price exposure. Lone Pine elected not to designate its derivatives as hedging instruments for accounting purposes and recognized all changes in fair value of its derivative instruments as unrealized gains or losses on derivative instruments in the Condensed Consolidated Statements of Operations.

Effective September 25, 2013 in conjunction with the Creditor Protection Proceedings (see Note 2), all derivative instrument agreements were terminated, and final realized settlements have been recognized in this Quarterly Report.

The table below shows the amounts reported in the Condensed Consolidated Statements of Operations as gains and losses on derivative instruments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Realized (gains) losses on derivative instruments	$4,487	$(8,134)	$3,225	$(22,031)
Unrealized (gains) losses on derivative instruments	(254)	15,412	4,409	11,041
Losses (gains) on derivative instruments	$4,233	$7,278	$7,634	$(10,990)

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

	Fair Value	At September 30, 2013		At December 31, 2012
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash	—	$8,308	$8,308	$28	$28
Accounts receivable	—	11,591	11,591	16,502	16,502
Derivative instruments	2	—	—	5,703	5,703
Liabilities:
Bank overdraft	—	—	—	4,872	4,872
Accounts payable and accrued liabilities	—	—	—	32,468	32,468
Accrued interest	—	—	—	7,742	7,742
Derivative instruments	2	—	—	1,294	1,294
Current portion of long-term debt (Existing Credit Facility)	2	182,477	182,477	—	—

Current liabilities subject to compromise:
Accounts payable and accrued liabilities	—	15,101	15,101	—	—
Accrued interest	—	12,656	12,656	—	—
Current portion of long-term debt (Senior Notes)	1	194,831	120,903	—	—
Total current liabilities subject to compromise		222,588	148,660	—	—

Long-term debt:
Existing Credit Facility	2	—	—	148,000	148,000
Senior Notes	1	—	—	192,310	186,046
Total long-term debt		—	—	340,310	334,046
Capital lease obligation	2	3,856	3,856	5,738	5,738

The Company uses various assumptions and methods in estimating the fair values of its financial instruments. All of the estimates of fair value were determined using significant other observable inputs (Level 2), except for the fair value of the Senior Notes, which was determined based on the unadjusted quoted price in an active market (Level 1) given that the Senior Notes are actively traded in a private market with an independent quoted price available from a third party. The carrying amount of the Senior Notes has been reduced by the original issue discount and commissions, while the fair value of the Senior Notes at September 30, 2013 is based on its face amount of US$195 million (December 31, 2012 - US$200 million) and market price of US$60.313 per US$100 face amount (December 31, 2012 - US$93.50 per US$100). The carrying amount of the Existing Credit Facility approximates fair value since the borrowings bear interest at variable market rates. The carrying amount of the capital lease obligation approximates fair value, as interest rates have not materially changed since the lease was executed.

The valuation of the current liabilities subject to compromise is subject to the Creditor Protection Proceedings, which are currently in their early stages.  Accordingly, future adjustments to the September 30, 2013 carrying amounts and fair values are not determinable at this time.

The Company’s derivative instrument assets and liabilities are commodity derivatives. See Note 7 for additional information on these instruments.  The Company utilized present value techniques to value its derivatives.  Inputs to the valuations include published forward prices and credit risk considerations, including the incorporation of published interest rates and credit spreads.  All of the significant inputs were observable, therefore the Company’s derivative instruments were included within the Level 2 fair value hierarchy.

The fair values of the other financial instruments, including cash, accounts receivable, bank overdraft, accounts payable and accrued liabilities, and accrued interest approximate their carrying amount due to their short-term nature.

(9)                     LOSS PER SHARE

The Company calculates basic and diluted loss per share of common stock as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Net earnings attributable to participating securities	—	—	—	—
Net loss attributable to common stock for basic and diluted earnings per share	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Weighted average number of shares of common stock outstanding during the period for basic earnings per share	86,584	85,016	86,089	85,008
Dilutive effects of potential shares of common stock	—	—	—	—
Weighted average number of shares of common stock outstanding during the period, including the effects of dilutive potential shares of common stock, for diluted earnings per share	86,584	85,016	86,089	85,008
Basic loss per share of common stock	$(0.17)	$(1.46)	$(0.69)	$(2.81)
Diluted loss per share of common stock	$(0.17)	$(1.46)	$(0.69)	$(2.81)

At September 30, 2013, approximately 1.2 million (September 30, 2012 — 1.8 million) potential shares of common stock were excluded from the diluted loss per share of common stock calculation as the effect was anti-dilutive.

(10)              STOCK-BASED COMPENSATION

The following table reconciles the change in number of units outstanding for each of the Company’s long-term incentive plans for the nine months ended September 30, 2013.

	Phantom Stock Units — Stock	Phantom Stock Units — Cash or Cash or Stock	Performance Units	Stock Options	Restricted Stock	Total
Outstanding as of December 31, 2012	979,530	400,551	—	644,706	67,935	2,092,722
Awarded	636,166	4,790,081	2,671,171	—	271,740	8,369,158
Vested	(910,380)	(1,631,977)	(1,254,330)	—	(67,935)	(3,864,622)
Forfeited	(96,669)	(420,786)	—	(67,224)	—	(584,679)
Cancelled	—	—	—	(255,188)	—	(255,188)
Outstanding as of September 30, 2013	608,647	3,137,869	1,416,841	322,294	271,740	5,757,391
Outstanding as of September 30, 2012	1,014,132	460,208	—	646,856	67,935	2,189,131

At September 30, 2013, the Company had 322,294 stock options outstanding, of which 112,538 had vested with the majority being exercisable no later than the first quarter of 2017.

Subsequent to September 30, 2013, the Company’s common stock was delisted on both the NYSE and TSX. Accordingly, stock based compensation programs are subject to future amendments or cancellation, and are currently being evaluated. An estimated related non-cash expense of approximately $3.0 million for unrecognized stock-based compensation amounts at September 30, 2013 is expected to be recorded in a future period.

(11)              EMPLOYEE TERMINATION BENEFITS

In the first half of 2013, Lone Pine implemented a cost-reduction measure to reduce its ongoing general and administrative expenses. As a result, in the nine months ended September 30, 2013, Lone Pine recorded charges totaling approximately $3.2 million in general and administrative expenses in the Condensed Consolidated Statements of Operations for wages and benefits related to employee terminations, including cash payments of approximately $2.7 million.

(12)              INCOME TAXES

The Company’s combined Canadian federal and provincial statutory income tax rate was 25% for each of the three- and nine-month periods ended September 30, 2013 and 2012. The effective income tax rate for each of the three- and nine-month periods ended September 30, 2013 was 0% (2012 — 24% and 24%, respectively).

(13)              REORGANIZATION COSTS

The Company has segregated certain costs that are directly related to the Creditor Protection Proceedings in this Quarterly Report in accordance with ASC 852. For the three and nine months ended September 30, 2013, the total reorganization costs were $2.1 million and was comprised of $1.8 million of professional fees and $0.3 million for the Retention Program (as defined below).  As at September 30, 2013 approximately $1.1 million of reorganization costs is included in accrued liabilities.

On September 11, 2013, the compensation committee of the board of directors of the Company implemented an employee retention program (the “Retention Program”) for key employees of LPR Canada, including the Company’s named executive officers. The Retention Program was put in place following staff reductions completed in the first half of 2013, and is intended to incentivize key employees and executive officers to remain employed with LPR Canada until at least January 31, 2014. Pursuant to the Retention Program, eligible participants will receive a cash retention award on the earlier of (1) January 31, 2014 and (2) the date on which the Company terminates the participant’s employment without cause (as determined in accordance with the Company’s policies and applicable law). In the event that a retention award is paid prior to January 31, 2014 as a result of a termination without cause, the amount payable will be prorated to the date of termination. On September 25, 2013, the Retention Program was approved in the CCAA Initial Order.

(14)              CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands of Canadian dollars)

	At September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$30	$—	$8,278	$—	$8,308
Accounts receivable	1,099	492	11,214	(1,214)	11,591
Prepaid expenses and other current assets	423	—	6,488	—	6,911
Total current assets	1,552	492	25,980	(1,214)	26,810
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	344,579	—	344,579
Unproved	—	—	146,872	—	146,872
Net oil and natural gas properties	—	—	491,451	—	491,451
Other property and equipment, net of accumulated depreciation and amortization	—	—	62,523	—	62,523
Net property and equipment	—	—	553,974	—	553,974
Investment in affiliate	55,356	58,063	—	(113,419)	—
Other assets	—		2,223	—	2,223
	$56,908	$58,555	$582,177	$(114,633)	$583,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$—	$—	$—	$—
Current portion of long-term debt — secured	—	—	182,477	—	182,477
Capital lease obligation - secured	—	—	1,309	—	1,309
Other current liabilities	33	—	950	—	983
Total current liabilities not subject to compromise	33	—	184,736	—	184,769
Current liabilities subject to compromise (note 2)	184	—	223,618	(1,214)	222,588
Long-term debt	—	—	—	—	—
Asset retirement obligations	—	—	13,982	—	13,982
Capital lease obligation - secured	—	—	2,547	—	2,547
Other liabilities	23	—	1,199	—	1,222
Total long-term liabilities not subject to compromise	23	—	17,728	—	17,751
Stockholders’ equity:
Common stock	852	39,135	832,750	(871,885)	852
Capital surplus	367,003	19,027	143,138	457,282	986,450
Retained earnings (accumulated deficit)	(311,592)	393	(819,512)	301,184	(829,527)
Accumulated other comprehensive income (loss)	405	—	(281)	—	124
Total stockholders’ equity	56,668	58,555	156,095	(113,419)	157,899
	$56,908	$58,555	$582,177	$(114,633)	$583,007

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands of Canadian dollars)

	At December 31, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$—	$—	$28	$—	$28
Accounts receivable	3,198	486	16,129	(3,311)	16,502
Derivative instruments	—	—	4,409	—	4,409
Prepaid expenses and other current assets	148	—	4,799	—	4,947
Total current assets	3,346	486	25,365	(3,311)	25,886
Property and equipment, at cost:
Oil and natural gas properties, full cost method of accounting:
Proved, net of accumulated depletion	—	—	376,203	—	376,203
Unproved	—	—	148,956	—	148,956
Net oil and natural gas properties	—	—	525,159	—	525,159
Other property and equipment, net of accumulated depreciation and amortization	—	—	65,096	—	65,096
Net property and equipment	—	—	590,255	—	590,255
Investment in affiliate	110,882	58,063	—	(168,945)	—
Other assets	—	—	6,662	—	6,662
	$114,228	$58,549	$622,282	$(172,256)	$622,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$44	$—	$4,828	$—	$4,872
Accounts payable and accrued liabilities	241	—	35,538	(3,311)	32,468
Accrued interest	—	—	7,742	—	7,742
Capital lease obligation - secured	—	—	1,217	—	1,217
Other current liabilities	164	—	2,400	—	2,564
Total current liabilities not subject to compromise	449	—	51,725	(3,311)	48,863
Current liabilities subject to compromise	—	—	—	—	—

Long-term debt	—	—	340,310	—	340,310
Asset retirement obligations	—	—	12,839	—	12,839
Capital lease obligation - secured	—	—	4,521	—	4,521
Other liabilities	107	—	1,201	—	1,308
Total long-term liabilities not subject to compromise	107	—	358,871	—	358,978
Stockholders’ equity:
Common stock	835	39,135	832,750	(871,885)	835
Capital surplus	364,991	19,027	143,138	457,282	984,438
Retained earnings (accumulated deficit)	(252,559)	387	(763,980)	245,658	(770,494)
Accumulated other comprehensive income (loss)	405	—	(222)	—	183
Total stockholders’ equity	113,672	58,549	211,686	(168,945)	214,962
	$114,228	$58,549	$622,282	$(172,256)	$622,803

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$26,366	$—	$26,366
Interest and other	—	—	6	—	6
Total revenues	—	—	26,372	—	26,372
Costs, expenses and other:
Lease operating expenses	—	—	7,732	—	7,732
Production and property taxes	—	—	703	—	703
Transportation and processing	—	—	3,035	—	3,035
General and administrative	839	5	1,642	—	2,486
Depreciation, depletion and amortization	—	—	17,228	—	17,228
Interest expense	—	—	7,674	—	7,674
Accretion of asset retirement obligations	—	—	337	—	337
Foreign currency exchange losses (gains)	20	10	(4,413)	—	(4,383)
Loss (gains) on derivative instruments	—	—	4,233	—	4,233
Equity loss in affiliates	14,128	—	—	(14,128)	—
Reorganization costs	—	—	2,082		2,082
Other, net	—	—	232	—	232
Total costs, expenses and other	14,987	15	40,485	(14,128)	41,359
Earnings (loss) before income taxes	(14,987)	(15)	(14,113)	14,128	(14,987)
Income tax expense	—	—	—	—	—
Net earnings (loss)	$(14,987)	$(15)	$(14,113)	$14,128	$(14,987)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(14,987)	$(15)	$(14,113)	$14,128	$(14,987)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	5	—	5
Total other comprehensive income	—	—	5	—	5
Comprehensive (loss) income	$(14,987)	$(15)	$(14,108)	$14,128	$(14,982)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$38,188	$—	$38,188
Interest and other	—	—	8	—	8
Total revenues	—	—	38,196	—	38,196
Costs, expenses and other:
Lease operating expenses	—	—	11,961	—	11,961
Production and property taxes	—	—	831	—	831
Transportation and processing	—	—	3,510	—	3,510
General and administrative	1,089	2	2,959	—	4,050
Depreciation, depletion and amortization	—	—	30,236	—	30,236
Ceiling test write-down of oil and natural gas properties	—	—	142,879	—	142,879
Interest expense	—	—	8,181	—	8,181
Accretion of asset retirement obligations	—	—	350	—	350
Foreign currency exchange losses (gains)	29	17	(7,042)	—	(6,996)
Gains on derivative instruments	—	—	7,278	—	7,278
Equity loss in affiliates	123,180	—	—	(123,180)	—
Other, net	3	—	135	—	138
Total costs, expenses and other	124,301	19	201,278	(123,180)	202,418
Earnings (loss) before income taxes	(124,301)	(19)	(163,082)	123,180	(164,222)
Income tax recovery	—	—	(39,921)	—	(39,921)
Net earnings (loss)	$(124,301)	$(19)	$(123,161)	$123,180	$(124,301)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(124,301)	$(19)	$(123,161)	$123,180	$(124,301)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	4	—	4
Total other comprehensive income	—	—	4	—	4
Comprehensive (loss) income	$(124,301)	$(19)	$(123,157)	$123,180	$(124,297)

CONDENSED CONSOLIDATING SCHEDULE OF OPERATIONS

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$86,254	$—	$86,254
Interest and other	—	—	11	—	11
Total revenues	—	—	86,265	—	86,265
Costs, expenses and other:
Lease operating expenses	—	—	24,651	—	24,651
Production and property taxes	—	—	1,842	—	1,842
Transportation and processing	—	—	9,716	—	9,716
General and administrative	3,595	10	11,101	—	14,706
Depreciation, depletion and amortization	—	—	54,473	—	54,473
Interest expense	—	—	22,716	—	22,716
Accretion of asset retirement obligations	—	—	861	—	861
Foreign currency exchange losses (gains)	(88)	(16)	6,717	—	6,613
Losses on derivative instruments	—	—	7,634	—	7,634
Equity loss in affiliates	55,526	—	—	(55,526)	—
Reorganization costs	—	—	2,082	—	2,082
Other, net	—	—	78	—	78
Total costs, expenses and other	59,033	(6)	141,871	(55,526)	145,372
Earnings (loss) before income taxes	(59,033)	6	(55,606)	55,526	(59,107)
Income tax recovery	—	—	(74)	—	(74)
Net earnings (loss)	$(59,033)	$6	$(55,532)	$55,526	$(59,033)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(59,033)	$6	$(55,532)	$55,526	$(59,033)
Other comprehensive income (loss):
Amortization of accumulated actuarial loss, net of tax	—	—	(59)	—	(59)
Total other comprehensive income	—	—	(59)	—	(59)
Comprehensive (loss) income	$(59,033)	$6	$(55,591)	$55,526	$(59,092)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Revenues:
Oil and natural gas	$—	$—	$124,937	$—	$124,937
Interest and other	—	—	18	—	18
Total revenues	—	—	124,955	—	124,955
Costs, expenses and other:
Lease operating expenses	—	—	40,570	—	40,570
Production and property taxes	—	—	2,516	—	2,516
Transportation and processing	—	—	11,974	—	11,974
General and administrative	2,854	5	11,137	—	13,996
Depreciation, depletion and amortization	—	—	88,548	—	88,548
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Interest expense	—	—	22,174	—	22,174
Accretion of asset retirement obligations	—	—	1,027	—	1,027
Foreign currency exchange losses (gains)	66	16	(3,105)	—	(3,023)
Gains on derivative instruments	—	—	(10,990)	—	(10,990)
Equity loss in affiliates	235,871	—	—	(235,871)	—
Other, net	53	—	137	—	190
Total costs, expenses and other	238,844	21	435,737	(235,871)	438,731
Earnings (loss) before income taxes	(238,844)	(21)	(310,782)	235,871	(313,776)
Income tax recovery	—	—	(74,932)	—	(74,932)
Net earnings (loss)	$(238,844)	$(21)	$(235,850)	$235,871	$(238,844)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Net earnings (loss)	$(238,844)	$(21)	$(235,850)	$235,871	$(238,844)
Other comprehensive income:
Amortization of accumulated actuarial loss, net of tax	—	—	14	—	14
Total other comprehensive income	—	—	14	—	14
Comprehensive (loss) income	$(238,844)	$(21)	$(235,836)	$235,871	$(238,830)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(14,987)	$(15)	$(14,113)	$14,128	$(14,987)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	17,228	—	17,228
Amortization of deferred costs	—	—	660	—	660
Accretion of asset retirement obligations	—	—	337	—	337
Unrealized foreign currency exchange gains	—	—	(4,545)	—	(4,545)
Unrealized gains on derivative instruments	—	—	(254)	—	(254)
Stock-based compensation	141	—	90	—	231
Equity loss in affiliates	14,128	—	—	(14,128)	—
Other, net	—	—	864	—	864
Changes in operating assets and liabilities:
Accounts receivable	13	—	119	—	132
Prepaid expenses and other current assets	200	—	(13)	—	187
Accounts payable and accrued liabilities	(282)	—	(1,262)	—	(1,544)
Accrued interest and other current liabilities	—	—	4,813	—	4,813
Net cash provided by (used in) operating activities	(787)	(15)	3,924	—	3,122
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(2,877)	—	(2,877)
Other fixed assets	—	—	(65)	—	(65)
Proceeds from divestiture of assets, net	—	—	28	—	28
Net cash used in investing activities	—	—	(2,914)	—	(2,914)
Financing activities:
Repayment of long-term debt	—	—	—	—	—
Debt issuance costs	—	—	(189)	—	(189)
Proceeds from bank borrowings	—	—	208,477	—	208,477
Repayments of bank borrowings	—	—	(204,000)	—	(204,000)
Change in intercompany balances	803	15	(818)	—	—
Change in bank overdrafts	—	—	—	—	—
Issuance of common stock	2	—	—	—	2
Capital lease payments	—	—	(1,281)	—	(1,281)
Other, net	—	—	27	—	27
Net cash provided by (used in) financing activities	805	15	2,216	—	3,036
Net increase in cash	18	—	3,226	—	3,244
Cash at beginning of period	12	—	5,052	—	5,064
Cash at end of period	$30	$—	$8,278	$—	$8,308

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands of Canadian dollars)

	Three Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(124,301)	$(19)	$(123,161)	$123,180	$(124,301)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	30,236	—	30,236
Ceiling test write-down of oil and natural gas properties	—	—	142,879	—	142,879
Amortization of deferred costs	—	—	648	—	648
Accretion of asset retirement obligations	—	—	350	—	350
Deferred income tax recovery	—	—	(39,921)	—	(39,921)
Unrealized foreign currency exchange losses	—	—	(6,963)	—	(6,963)
Unrealized gains on derivative instruments	—	—	15,412	—	15,412
Stock-based compensation	238	—	903	—	1,141
Equity loss in affiliates	123,180	—	—	(123,180)	—
Other, net	(1)	—	328	—	327
Changes in operating assets and liabilities:
Accounts receivable	(10)	—	1,597	—	1,587
Prepaid expenses and other current assets	211	—	(634)	—	(423)
Accounts payable and accrued liabilities	(17)	—	4,245	—	4,228
Accrued interest and other current liabilities	218	—	(5,525)	—	(5,307)
Net cash provided by (used in) operating activities	(482)	(19)	20,394	—	19,893
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(30,196)	—	(30,196)
Other fixed assets	—	—	(425)	—	(425)
Proceeds from divestiture of assets, net	—	—	8,238	—	8,238
Net cash used in investing activities	—	—	(22,383)	—	(22,383)
Financing activities:
Proceeds from bank borrowings	—	—	924,000	—	924,000
Repayments of bank borrowings	—	—	(916,000)	—	(916,000)
Change in intercompany balances	560	19	(579)	—	—
Change in bank overdrafts	(81)	—	(5,766)	—	(5,847)
Capital lease payments	—	—	(369)	—	(369)
Other, net	—	—	1	—	1
Net cash provided by (used in) financing activities	479	19	1,287	—	1,785
Net increase (decrease) in cash	(3)	—	(702)	—	(705)
Cash at beginning of period	35	—	845	—	880
Cash at end of period	$32	$—	$143	$—	$175

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2013
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(59,033)	$6	$(55,532)	$55,526	$(59,033)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	54,473	—	54,473
Amortization of deferred costs	—	—	1,921	—	1,921
Accretion of asset retirement obligations	—	—	861	—	861
Deferred income tax recovery	—	—	(74)	—	(74)
Unrealized foreign currency exchange losses	—	—	6,515	—	6,515
Unrealized losses on derivative instruments	—	—	4,409	—	4,409
Stock-based compensation	456	—	2,553	—	3,009
Equity loss in affiliates	55,526	—	—	(55,526)	—
Other, net	—	—	(2,928)	—	(2,928)
Changes in operating assets and liabilities:
Accounts receivable	(2)	—	4,915	—	4,913
Prepaid expenses and other current assets	(275)	—	431	—	156
Accounts payable and accrued liabilities	(57)	—	(9,781)	—	(9,838)
Accrued interest and other current liabilities	—	—	5,046	—	5,046
Net cash provided by (used in) operating activities	(3,385)	6	12,809	—	9,430
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(39,965)	—	(39,965)
Other fixed assets	—	—	(148)	—	(148)
Proceeds from divestiture of assets, net	—	—	16,208	—	16,208
Net cash used in investing activities	—	—	(23,905)	—	(23,905)
Financing activities:
Repayment of long-term debt	—	—	(4,589)	—	(4,589)
Debt issuance costs	—	—	(275)	—	(275)
Proceeds from bank borrowings	—	—	1,228,477	—	1,228,477
Repayments of bank borrowings	—	—	(1,194,000)	—	(1,194,000)
Change in intercompany balances	3,442	(6)	(3,436)	—	—
Change in bank overdrafts	(44)	—	(4,828)	—	(4,872)
Issuance of common stock	17	—	—	—	17
Capital lease payments	—	—	(1,882)	—	(1,882)
Other, net	—	—	(121)	—	(121)
Net cash provided by (used in) financing activities	3,415	(6)	19,346	—	22,755
Net increase in cash	30	—	8,250	—	8,280
Cash at beginning of period	—	—	28	—	28
Cash at end of period	$30	$—	$8,278	$—	$8,308

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands of Canadian dollars)

	Nine Months Ended September 30, 2012
	Parent Guarantor	Combined Guarantor Subsidiaries	Subsidiary Issuer	Eliminations	Consolidated

Operating activities:
Net earnings (loss)	$(238,844)	$(21)	$(235,850)	$235,871	$(238,844)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	—	88,548	—	88,548
Ceiling test write-down of oil and natural gas properties	—	—	271,749	—	271,749
Amortization of deferred costs	—	—	1,750	—	1,750
Accretion of asset retirement obligations	—	—	1,027		1,027
Deferred income tax recovery	—	—	(74,932)	—	(74,932)
Unrealized foreign currency exchange losses	—	—	(3,031)	—	(3,031)
Unrealized gains on derivative instruments	—	—	11,041	—	11,041
Stock-based compensation	618	—	2,243	—	2,861
Equity loss in affiliates	235,871	—	—	(235,871)	—
Other, net	—	—	(390)	—	(390)
Changes in operating assets and liabilities:
Accounts receivable	(40)	—	11,978	—	11,938
Prepaid expenses and other current assets	(109)	—	874	—	765
Accounts payable and accrued liabilities	(404)	—	(17,120)	—	(17,524)
Accrued interest and other current liabilities	218	—	2,625	—	2,843
Net cash provided by (used in) operating activities	(2,690)	(21)	60,512	—	57,801
Investing activities:
Capital expenditures for property and equipment:
Exploration, development and acquisition costs	—	—	(160,451)	—	(160,451)
Other fixed assets	—	—	(2,074)	—	(2,074)
Proceeds from divestiture of assets, net	—	—	8,518	—	8,518
Net cash used in investing activities	—	—	(154,007)	—	(154,007)
Financing activities:
Net proceeds from issuance of long-term debt	—	—	192,052	—	192,052
Debt issuance costs	—	—	(1,295)	—	(1,295)
Proceeds from bank borrowings	—	—	2,390,000	—	2,390,000
Repayments of bank borrowings	—	—	(2,484,000)	—	(2,484,000)
Change in intercompany balances	2,449	21	(2,470)	—	—
Change in bank overdrafts	—	—	454	—	454
Capital lease payments	—	—	(1,107)	—	(1,107)
Other, net	—	—	1	—	1
Net cash provided by financing activities	2,449	21	93,635	—	96,105
Net increase (decrease) in cash	(241)	—	140	—	(101)
Cash at beginning of period	273	—	3	—	276
Cash at end of period	$32	$—	$143	$—	$175

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”), as well as the condensed consolidated financial statements and related notes included in Part I, “Item 1. Financial Statements” in this Form 10-Q for the three and nine months ended September 30, 2013 (“Quarterly Report”). All expectations, forecasts, assumptions and beliefs about our future financial results, condition, operations, strategic plans and performance are forward-looking statements, as described in more detail under “Cautionary Note Regarding Forward-Looking Statements” in this MD&A. Our actual results may differ materially because of a number of risks and uncertainties. See Part I, “Item 1A. Risk Factors” in our 2012 Annual Report and Part II, “Item 1A. Risk Factors” in this Quarterly Report for additional information regarding known material risks.

In this Quarterly Report, unless otherwise indicated or the context otherwise requires, references to “we”, “us”, “our”, or “Lone Pine” refer to Lone Pine Resources Inc., a Delaware corporation, and its consolidated subsidiaries, including Lone Pine Resources Canada Ltd. Unless the context otherwise requires, references in this Quarterly Report to the “Company” refer to Lone Pine Resources Inc. and references in this Quarterly Report to “LPR Canada” refer to Lone Pine Resources Canada Ltd., an Alberta corporation and a wholly owned subsidiary of the Company.

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

Recent Developments

Creditor Protection Proceedings

On September 25, 2013, we commenced proceedings under the Companies’ Creditors Arrangement Act (“CCAA”) in the Court of Queen’s Bench of Alberta (the “CCAA Court”) and ancillary proceedings under Chapter 15 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “U.S. Bankruptcy Court”).  The Company, LPR Canada and all other subsidiaries of the Company are parties to the CCAA and Chapter 15 proceedings (collectively, the “Creditor Protection Proceedings”).

The Creditor Protection Proceedings were filed to implement a plan of restructuring in accordance with Support Agreements (the “Support Agreements”), dated September 24, 2013, among the Company, LPR Canada and the Company’s other subsidiaries and certain holders of LPR Canada’s outstanding 10.375% Senior Notes due 2017 (the “Senior Notes”), who in the aggregate hold approximately 75% of the Senior Notes (the “Supporting Noteholders”).  Pursuant to the Support Agreements, we have agreed to pursue a restructuring through a plan of compromise and arrangement under the CCAA, which will be subject to creditor and court approval, and ancillary proceedings under Chapter 15 of the United States Bankruptcy Code for recognition of the CCAA proceedings.  Each of the Supporting Noteholders has agreed under the terms of its Support Agreement to support the restructuring plan and vote their claims under the Senior Notes in favor of its approval at any meeting of creditors to be held for that purpose.

While definitive terms will be set forth in the CCAA plan of compromise and arrangement, the restructuring contemplated under the Support Agreements provides for the cancellation of all outstanding shares of the Company’s common stock, the conversion of all Senior Notes into new common shares, and a new equity investment of US$100 million by holders of the Senior Notes (the “Noteholders”) through an offering to eligible affected creditors (including the Noteholders) of convertible preferred shares (the “Share Offering”).  The proposed restructuring is the result of agreements reached with Supporting Noteholders representing a significant majority of the outstanding Senior Notes, and consideration by the board of directors of the Company, with advice from its financial and legal advisors, of all available alternatives.  Based on such consideration and advice, the board of directors of the Company has determined that the proposed restructuring is in the best interests of the Company.

The restructuring contemplates that the Share Offering will be made available to all eligible affected creditors (including the Noteholders) on a pro rata basis pursuant to available exemptions from the prospectus requirements of Canadian securities legislation and the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and certain of the Supporting Noteholders (the “Backstopping Noteholders”) have provided a backstop commitment to subscribe for any portion of the proposed Share Offering that is not taken up by other Noteholders in accordance with Backstop Agreements (the “Backstop Agreements”), dated September 24, 2013, among the Company, LPR Canada and the Company’s other subsidiaries and such Backstopping Noteholders.  The preferred shares to be issued under the Share Offering will be convertible, in the aggregate, into such number of common shares as is equal to 75% of the common shares outstanding on an “as converted” basis on completion of the restructuring.  The preferred shares will carry preferential dividend and liquidation rights, and certain corporate transactions and other matters will, following completion of the restructuring, be subject to preferred shareholder approval in certain circumstances.  Details concerning the timing and mechanics of participating in the Share Offering, including as an additional backstop party, will be made available as part of the meeting materials to be sent to all creditors.

It is a condition to the restructuring that we obtain a new secured credit facility, and we are engaged in active lender discussions for this purpose.  Proceeds from the Share Offering and borrowings under the new credit facility will be used, in part, to repay all indebtedness under our existing secured credit facility, which as of November 4, 2013 was approximately Cdn$183 million.

During the Creditor Protection Proceedings, we expect to continue with our day-to-day operations, and employee obligations and any trade payables incurred are expected to be paid or satisfied in the ordinary course.  On October 24, 2013, the Company and LPR Canada entered into a credit agreement (the “DIP Credit Agreement”) with respect to a $10 million debtor-in-possession credit facility (the “DIP Credit Facility”) with the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch, as administrative agent.  See Note 6 to the accompanying condensed consolidated financial statements and “Liquidity and Capital Resources” below for additional information regarding the DIP Credit Facility.  The DIP Credit Facility, together with cash balances of Cdn$12 million as at November 4, 2013 and anticipated cash flow from operations, are expected to provide sufficient liquidity to us through the restructuring period.

We expect to complete the restructuring before January 31, 2014.  However, the outcome and timing of the Creditor Protection Proceedings, and the implementation of a successful restructuring plan including obtaining a new and adequate secured credit facility to finance our business activities on an ongoing basis is not assured or determinable at this time.  As part of the Creditor Protection Proceedings and as discussed further below, we anticipate the development and implementation of a plan of compromise and arrangement to restructure our capital structure and business operations.  Confirmation of a plan of compromise and arrangement could materially alter the classifications and amounts reported in our consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of such plan, or the effect of any operational changes that may be implemented.

Event of Default, Stay and Operation and Implication of the Creditor Protection Proceedings

The commencement of the Creditor Protection Proceedings constituted an event of default with respect to the following debt instruments:

•                  Indenture, dated February 14, 2012, among LPR Canada, as issuer, the other loan parties thereto, as guarantors, and U.S. National Bank Association, as trustee, under which approximately US$207.4 million principal and accrued interest was outstanding on the Senior Notes as of September 25, 2013; and

•                  Credit Agreement, dated March 18, 2011, among the Company, LPR Canada, JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent and the other agents and lenders party thereto, as amended, under which approximately Cdn$180.0 million was outstanding as of September 25, 2013.

As a result of such event of default, all obligations under such instruments, by the terms thereof, became due and payable.  However, under the CCAA and the United States Bankruptcy Code, the initiation of the Creditor Protection Proceedings automatically stays most actions against a debtor, including most actions to collect indebtedness incurred prior to the initial CCAA filing date or to exercise control over property of a debtor.  Accordingly, although commencement of the Creditor Protection Proceedings triggered defaults under these instruments, any efforts to enforce such payment obligations are stayed and the creditors’ rights of enforcement in respect thereof are subject to the applicable provisions of the CCAA and the United States Bankruptcy Code.  Absent an order of the CCAA Court, substantially all pre-filing liabilities are subject to compromise under a plan of compromise and arrangement.  As a result of the Creditor Protection Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  For example, we may, subject to the terms of the Support Agreements and approval of the CCAA Court, sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of compromise and arrangement may materially change the amounts and classifications in our historical consolidated financial statements.

In connection with the CCAA Initial Order, we received approval from the CCAA Court to pay or otherwise honor certain pre-filing obligations generally designed to stabilize our operations including payments to certain critical suppliers and joint venture partners.  We are paying, and intend to continue paying, claims arising after the petition date in the ordinary course of business.  We have retained, pursuant to the CCAA Initial Order, legal and financial professionals to advise us on the Creditor Protection Proceedings and certain other professionals to provide services and advice to us in the ordinary course of business.  From time to time, we may seek CCAA Court approval to retain additional professionals.

We have incurred and expect to continue to incur significant costs associated with the restructuring and the Creditor Protection Proceedings.  The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Creditor Protection Proceedings will have on our business at this time.

Plan of Compromise and Arrangement

For us to successfully emerge from the Creditor Protection Proceedings, we must obtain the CCAA Court’s approval of a plan of compromise and arrangement, which will enable us to transition from the Creditor Protection Proceedings into ordinary course operations out of creditor protection.  In connection with the plan of compromise and arrangement, we must also obtain a new credit facility, or “exit financing.”  Our ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters in the Creditor Protection Proceedings.  A plan of compromise and arrangement determines the rights and treatment of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and CCAA Court decisions ongoing through the date on which the plan of compromise and arrangement is sanctioned.

Although we have not yet filed a plan of compromise or arrangement or a related disclosure statement with the CCAA Court, we intend to propose a plan in accordance with the terms of the Support Agreements (the “Proposed Plan”).  The Proposed Plan provides for the cancellation of all outstanding shares of the Company’s common stock, the conversion of all Senior Notes into new common shares and the Share Offering.  We anticipate filing the Proposed Plan on or before November 29, 2013, unless otherwise extended by agreement of the Supporting Noteholders.  Following submission of the Proposed Plan, we expect to take all actions necessary to obtain approval for it from Lone Pine’s affected creditors and the CCAA Court on or before December 31, 2013.  Generally, the Proposed Plan will provide, among other things, mechanisms for (i) settlement of claims against us; (ii) treatment of our existing equity and debt holders; (iii) provision for exit financing; and (iv) certain corporate governance and administrative matters pertaining to the reorganized company.

We continue to have ongoing discussions with the Supporting Noteholders and PricewaterhouseCoopers Inc., in its capacity as the CCAA Court-appointed monitor of Lone Pine (the “Monitor”) regarding the Proposed Plan and will continue to do so until the Proposed Plan is filed with the CCAA Court.  The Proposed Plan is subject to revision prior to submission to the CCAA Court based upon those continuing discussions, and thereafter in response to those continuing discussions, as well as creditor claims and objections and the requirements of the CCAA Court or the CCAA.  There can be no assurance that we will be able to secure approval of the Proposed Plan by the CCAA Court, or that the Proposed Plan will be accepted by our creditors.

Financing During Pendency of the Creditor Protection Proceedings

During the pendency of the Creditor Protection Proceedings, we are funding operations pursuant to an order of the CCAA Court permitting our use of cash balances, working capital and available borrowings under the DIP Credit Facility.  As of November 4, 2013, we have not borrowed any amounts under the DIP Credit Facility.

Since approval of the DIP Credit Facility, we have focused on executing our strategic and operating initiatives and ensuring the smooth transition and maintenance of our business in creditor protection.  However, there can be no assurance that cash on hand, cash generated through operations and other available funds will be sufficient to meet our restructuring or ongoing cash needs or that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders.

Going Concern

The Company’s financial liquidity condition and the resulting commencement of the Creditor Protection Proceedings cast substantial doubt about the Company’s ability to continue as a going concern.  Due to ongoing liquidity issues, the Company has failed to meet certain financial obligations and liabilities, including a significant interest payment on the Senior Notes. The Company is dependent on the outcome of the Creditor Protection Proceedings and requires additional financing in order to finance its business activities on an ongoing basis.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of the consolidated financial statements.  Our ability to continue as a going concern is contingent upon our ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the CCAA Court’s approval of a plan of compromise and arrangement and our ability to successfully implement such plan and obtain exit financing, among other things.  As a result of the Creditor Protection Proceedings, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  While operating under the Creditor Protection Proceedings, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the terms of the Support Agreements and the approval of the CCAA Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement and the Support Agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the plan of compromise and arrangement could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of certain liabilities that may result should we be unable to continue as a going concern or as a consequence of the Creditor Protection Proceedings.

Exchange Listing

Trading in the Company’s common stock on the Toronto Stock Exchange (“TSX”) was halted on September 25, 2013, and the Company’s common stock was subsequently delisted on October 31, 2013.  Trading in the Company’s common stock on the New York Stock Exchange (“NYSE”) was suspended on September 16, 2013, and the Company’s common stock was subsequently removed from listing and registration on the NYSE on October 22, 2013.  As a result of the Company’s financial position and the Creditor Protection Proceedings, we believe that our outstanding equity securities will likely have no value and will be canceled under any plan of compromise and arrangement.  As a result, we urge that caution be exercised with respect to existing and future investments in any of our currently outstanding securities.

Fresh-Start Reporting

If we qualify for such accounting treatment, we may elect to apply fresh-start reporting upon emergence from the Creditor Protection Proceedings. The application of fresh-start reporting will result in fair value adjustments to our assets and liabilities and in a new basis of accounting. Fresh-start reporting is dependent on the provisions of our plan of compromise, the final arrangement and the amount and fair value of our assets and liabilities as of the emergence date.

Outlook

As a result of the events leading up to, and including, the initiation of the Creditor Protection Proceedings, we have significantly curtailed our capital expenditures. As discussed below, due to the lack of liquidity under the Existing Credit Facility (as herein defined), we did not drill, complete or tie in any wells during the third quarter of 2013.  This curtailment of capital expenditures, if continued, will result in the continued decline in our oil and natural gas sales volumes, and absent material near term improvements in commodity prices, in our resulting revenues and cash flows.  As a result of the limited liquidity available to us in the Creditor Protection Proceedings, we are continuing to limit our capital expenditures in the fourth quarter of 2013, and do not expect to have an active capital program unless and until we successfully emerge from the Creditor Protection Proceedings.

Results of Operations

The table below presents selected financial results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September30,
	2013	2012	2013	2012
	(In thousands, except volumes and per unit data)
Oil and natural gas revenues	$26,366	$38,188	$86,254	$124,937
Net sales volumes (MMcfe)(1)	3,937	7,577	12,631	23,979
Realized sales price (per thousand cubic feet equivalent (“Mcfe”))	$6.70	$5.04	$6.83	$5.21
Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Adjusted EBITDA(2)	$5,981	$26,981	$32,032	$80,601

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

We recorded a net loss of $15.0 million for the three months ended September 30, 2013 compared to a net loss of $124.3 million for the three months ended September 30, 2012. We recorded a net loss of $59.0 million for the nine months ended September 30, 2013 compared to a net loss of $238.8 million for the nine months ended September 30, 2012. The decrease in the net loss for each period of 2013 was primarily related to ceiling test write-downs of oil and natural gas properties recognized in 2012. Due to an improvement in natural gas prices over the 12-month trailing period there was no ceiling test write-down in the 2013 periods compared to $142.9 million and $271.7 million recognized for the respective three and nine months ended September 30, 2012.

In the three and nine months ended September 30, 2013 our revenues less production expenses decreased by $7.0 million and $19.8 million, respectively, from the three and nine months ended September 30, 2012. The decreases were primarily related to natural production volume declines and the impact of the divestiture of non-core properties that had generated revenues less production expenses in 2012. Other factors that impacted our financial results to date in 2013 included reorganization costs incurred in the third quarter, higher realized losses on derivative instruments, foreign currency exchange losses as a result of a decreasing Canadian dollar, partly offset by lower depreciation, depletion and amortization expense (“DD&A”) due to lower net sales volumes and a lower recovery of deferred income tax expense.

Adjusted EBITDA decreased $21.0 million and $48.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to the decline in our operating income, 2013 reorganization costs and realized losses on derivatives.

A discussion of the components of the changes in our results of operations follows.

Sales Volumes and Revenues

The table below presents our sales volumes by product for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Working interest sales volumes(1):
Oil (Mbbls)	213	366	748	1,168
NGLs (Mbbls)	7	26	21	76
Natural gas (MMcf)	3,157	5,371	9,855	17,297
Total equivalent (MMcfe)	4,478	7,723	14,470	24,836
Total equivalent daily sales volumes (MMcfe/d)	48.7	83.9	53.0	90.6
Total equivalent daily sales volumes (boe/d)	8,117	13,991	8,833	15,107
Average liquids weighting	29%	30%	32%	30%

Net sales volumes(2):
Oil (Mbbls)	187	334	665	1,060
NGLs (Mbbls)	7	18	18	53
Natural gas (MMcf)	2,773	5,465	8,533	17,301
Total equivalent (MMcfe)	3,937	7,577	12,631	23,979
Total equivalent daily sales volumes (MMcfe/d)	42.8	82.4	46.3	87.5
Total equivalent daily sales volumes (boe/d)	7,132	13,726	7,711	14,586
Average liquids weighting	30%	28%	32%	28%

(1)                                 “Working interest sales volumes” represents our share of sales volumes before the impact of royalties.

(2)                                 “Net sales volumes” represents our working interest sales volumes less the volumes attributable to royalties.

Net sales volumes for each of the three and nine months ended September 30, 2013 decreased by approximately 40 MMcfe/d compared to the three and nine months ended September 30, 2012.  This reduction was due to a decline in natural gas net sales volumes, which was largely due to the divestiture of non-core properties in the fourth quarter of 2012 and the first quarter of 2013 together with a decline in oil net sales volumes following a period of reduced capital expenditures. Natural gas volumes were also lower due to the natural decline in our production as a result of a decision to suspend investment in natural gas drilling activities.

Our average net liquids weighting increased from 30% for the nine months ended September 30, 2012 to 32% for the nine months ended September 30, 2013. Total crude oil volumes decreased in each period of 2013 period due to a lower level of capital expenditures in 2013 as compared to 2012, and natural declines on our existing properties.

The table below presents our revenues, benchmark prices and the prices that we received per unit for each of our products for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues (in thousands):
Oil	$18,687	$26,561	$59,836	$87,568
Natural gas	7,356	10,666	25,645	34,293
NGLs	323	961	773	3,076
Total oil and natural gas revenues	$26,366	$38,188	$86,254	$124,937

Average prices per unit:
NYMEX WTI (US$ per bbl)	105.81	92.20	98.19	96.16
NYMEX WTI ($ per bbl)	109.89	91.76	100.50	96.38
Edmonton Par ($ per bbl)	104.89	83.30	95.64	86.88
Average oil sales price ($ per bbl)	99.93	79.52	89.98	82.61
Differential — NYMEX WTI to average oil sales price ($ per bbl)	9.96	12.24	10.52	13.77
Differential — Edmonton Par to average oil sales price ($ per bbl)	4.96	3.78	5.66	4.27

NYMEX Henry Hub (US$ per MMBtu)	3.58	2.81	3.67	2.59
NYMEX Henry Hub ($ per MMBtu)	3.72	2.80	3.76	2.60
AECO ($ per MMBtu)	2.82	2.19	3.16	2.18
Average natural gas sales price ($ per MMBtu)	2.65	1.95	3.01	1.98
Differential — NYMEX Henry Hub to average natural gas sales price ($ per MMBtu)	1.07	0.85	0.75	0.62
Differential — AECO to average natural gas sales price ($ per MMBtu)	0.17	0.24	0.15	0.20

Average NGL sales price ($ per bbl)	46.14	53.39	42.94	58.04
Percentage of NYMEX WTI	42%	58%	43%	60%

Total equivalent realized sales price ($ per Mcfe)	6.70	5.04	6.83	5.21
Total equivalent realized sales price ($ per barrel of oil equivalent (“boe”))	40.18	30.24	40.97	31.26

Revenues decreased from $38.2 million for the three months ended September 30, 2012 to $26.4 million for the three months ended September 30, 2013, and from $124.9 million for the nine months ended September 30, 2012 to $86.3 million for the nine months ended September 30, 2013. These decreases are related to lower net sales volumes, offset partly by improved oil and natural gas pricing in 2013.

Crude oil revenues decreased by 30% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the decrease in crude oil net sales volumes as a result of the lower rate of capital investment employed by the Company over the preceding quarters, partially offset by increases in our realized crude oil price.   Crude oil revenues decreased by 32% in the nine months ending September 30, 2013 compared to the nine ended September 30, 2013 for similar reasons.

Our natural gas revenues decreased by 31% in the third quarter of 2013 compared to the third quarter of 2012 primarily due to a decrease in natural gas net sales volumes, partly offset by a 36% increase in our realized natural gas price from $1.95 per MMBtu in the third quarter of 2012 to $2.65 per MMBtu in the third quarter of 2013. Natural gas revenues decreased 32% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the similar level of decrease in natural gas net sales volumes, partly offset by improved realized pricing.

Our natural gas pricing and related revenue in both the 2012 and 2013 periods was negatively impacted by our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract.  The impact of this contract was more pronounced in 2013 because the volumes committed under the contract represent a larger proportion of our overall natural gas volumes. For the three and nine months ended September 30, 2013, we estimate that this delivery commitment reduced our natural gas revenue by approximately $1.3 million ($0.46 per MMBtu) and $5.4 million ($0.63 per MMBtu), respectively.  This contract expires in October 2014.

Production Expense

The table below presents a summary of production expense for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
Production expense:
Lease operating expenses	$7,732	$11,961	$24,651	$40,570
Production and property taxes	703	831	1,842	2,516
Transportation and processing costs	3,035	3,510	9,716	11,974
	$11,470	$16,302	$36,209	$55,060
Production expense per Mcfe:
Lease operating expenses	$1.96	$1.58	$1.95	$1.69
Production and property taxes	0.18	0.11	0.15	0.10
Transportation and processing costs	0.77	0.46	0.77	0.50
	$2.91	$2.15	$2.87	$2.29

Lease Operating Expenses

Lease operating expenses for the three months ended September 30, 2013 were $7.7 million compared to $12.0 million for the three months ended September 30, 2012, and $24.7 million for the nine months ended September 30, 2013 compared to $40.6 million for the nine months ended September 30, 2012. The decrease in lease operating expenses was mainly due to lower production volumes in 2013, decreased workovers, and lower trucking costs as a result of tie-ins completed earlier in the year.

The cost of workover activity decreased from $1.4 million and $8.8 million in the three and nine months ended September 30 2012, respectively, to $0.5 million and $3.5 million in the three and nine months ended September 30, 2013, respectively. The reduction in workover costs was primarily related to an overall reduction in activity partly related to divestitures and at Evi as a result of optimized completion techniques.

Although total lease operating expenses decreased, there was an overall increase in the cost per Mcfe in 2013 periods, which was partly due to the decrease in production volumes and fixed cost elements and a higher net liquids weighting where our crude oil properties have higher per unit operating costs than natural gas properties.

Production and Property Taxes

Production and property taxes primarily consist of production taxes levied on freehold production and property taxes (ad valorem taxes) assessed by local governments. The decreases for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the taxes associated with the divested non-core properties.

Transportation and Processing Costs

Transportation and processing costs primarily consist of natural gas field-level gathering and transportation costs as well as processing costs for crude oil. Transportation and processing costs for the three and nine months ended September 30, 2013 decreased to $3.0 million and $9.7 million, respectively, compared to $3.5 million and $12.0 million for the three and nine months ended September 30, 2012, respectively.

The decreases were primarily related to the overall reduction in our natural gas production volumes as well as the renegotiation of certain contracts. Although total transportation and processing costs decreased, there was an increase in the cost per Mcfe in 2013 due to lower volume impacts and due to the transportation costs for the divested properties being lower than the average per Mcfe cost in the comparative nine month period in 2012.

General and Administrative Expense

The following table summarizes the components of general and administrative expense for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
General and administrative costs	$3,182	$4,422	15,619	$15,537
Stock-based compensation costs	284	1,321	3,525	3,708
Total costs incurred	3,466	5,743	19,144	19,245
General and administrative costs capitalized (including stock-based compensation)	(980)	(1,693)	(4,438)	(5,249)
General and administrative expense	$2,486	$4,050	$14,706	$13,996
General and administrative expense per Mcfe	$0.63	$0.53	$1.16	$0.58

General and Administrative Costs

General and administrative costs primarily consist of the salaries and related benefit costs for our employees, fees for contractors, professional fees and office lease costs.  Costs directly associated with the Creditor Protection Proceedings that commenced in September 2013 are outlined separately below and are excluded from general and administrative expense.

In the third quarter of 2013, general and administrative costs decreased by $1.2 million from the third quarter of 2012 primarily due to a lower number of employees, salary and benefit costs following a reduction in staffing over the first six months of 2013.

In the nine months ended September 30, 2013, general and administrative expense of $15.6 million was comparable to $15.5 million in 2012.  The 2013 period includes severance payments related to the termination of the former chief executive officer and chief financial officer in the first quarter of 2013 and the costs related to employee terminations benefits that were recognized in the second quarter of 2013.

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

The decrease in stock-based compensation costs from the third quarter of 2012 to the third quarter of 2013 was primarily related to stock-settled units that were issued in January 2012 and their cost being recognized in the first year of vesting and also due to a lower level of stock-settled units outstanding compared to 2012.

The decrease in stock-based compensation costs from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was related to a decrease in costs as discussed above, partially offset by the acceleration of $1.6 million of costs for officer and employee terminations, and the cost of new awards granted in 2013.

General and Administrative Costs Capitalized

Under the full cost method of accounting, general and administrative costs directly related to exploration and development activities are capitalized. The percentage of general and administrative costs capitalized ranged from 23% to 29% during the periods presented. Capitalized costs have decreased in 2013 compared to 2012 periods due to less exploration and development and supporting activity.

Reorganization costs

We have segregated certain costs that are directly related to the Creditor Protection Proceedings in accordance with ASC 852. For the three and nine months ended September 30, 2013, the total reorganization costs of $2.1 million were comprised of $1.8 million of professional fees and $0.3 million for the Retention Program (as defined below). There were no comparative reorganization costs in 2012.

On September 11, 2013, the compensation committee of the board of directors of the Company implemented an employee retention program (the “Retention Program”) for key employees of LPR Canada, including the Company’s named executive officers. The Retention Program was put in place following staff reductions completed in the first half of 2013, and is intended to incentivize key employees and executive officers to remain employed with LPR Canada until at least January 31, 2014. Pursuant to the Retention Program, eligible participants will receive a cash retention award on the earlier of (1) January 31, 2014 and (2) the date on which the Company terminates the participant’s employment without cause (as determined in accordance with the Company’s policies and  applicable law). In the event that a retention award is paid prior to January 31, 2014 as a result of a termination without cause, the amount payable will be prorated to the date of termination.

As of September 30, 2013, reorganization costs included in accounts payable and accrued liabilities totaled approximately $1.1 million and are subject to the Creditor Protection Proceedings. The total future reorganization costs related to the Creditor Protection Proceedings are not determinable and are subject to those proceedings and dependent on future events.

Depreciation, Depletion and Amortization

The following table summarizes DD&A incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per Mcfe data)
Depreciation, depletion and amortization	$17,228	$30,236	$54,473	$88,548
Depreciation, depletion and amortization per Mcfe	$4.28	$3.99	$4.31	$3.69

For the three and nine months ended September 30, 2013, DD&A was $17.2 million and $54.5 million, respectively, compared to $30.2 million and $88.5 million for the three and nine months ended September 30, 2012, respectively.

The decreases in DD&A were due to lower net sales volumes, partially offset by higher per-unit depletion rates. The increases in the per-unit rates were primarily due to the addition of proved crude oil reserves to our depletable base since the capital costs associated with crude oil development are higher than natural gas. The per-unit rate also increased from 2012 to 2013 due to the decrease in our natural gas proved reserve volumes during 2012, which occurred as a result of a continued decline in the 12-month average trailing natural gas price.

Full Cost Method of Accounting

During the three and nine months ended September 30, 2013, due partly to improved natural gas prices, we did not recognize a ceiling test write-down. During the three and nine months ended September 30, 2012, we recognized a ceiling test write-downs of $142.9 million before tax ($107.3 million after tax) and $271.7 million before tax ($204.1 million after tax), respectively, primarily due to the decline in the 12-month average trailing natural gas price.

Interest Expense

The following table summarizes interest expense incurred during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest costs—Senior Notes(1)	$5,312	$5,529	$16,509	$13,950
Interest costs—Existing Credit Facility(1)	2,321	2,578	6,023	7,976
Interest costs—other	41	74	184	248
Interest expense	$7,674	$8,181	$22,716	$22,174

(1)                                 Including amortization of debt issue costs.

The increase in interest costs on the Senior Notes for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to the Senior Notes only being outstanding for seven and one-half months in 2012 compared to nine months in 2013. The decrease in interest costs on our Existing Credit Facility (as herein defined) was due to a reduced level of borrowings in 2013 compared to the same period in 2012. Other interest has decreased mainly due to a reduction in other financing interest and capital lease expense.

In accordance with the Creditor Protection Proceedings, the accrued interest on Senior Notes was stayed effective September 25, 2013, resulting in a $0.4 million decrease in interest expense for the three months ended September 30, 2013.

Derivative Instruments

The table below summarizes our (gains) losses on derivatives recognized during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Unrealized losses (gains) on derivative instruments
Oil	$(786)	$7,907	$4,389	$(4,180)
Natural gas	532	7,505	20	15,221
Unrealized losses (gains) on derivative instruments	$(254)	$15,412	$4,409	$11,041

Realized losses (gains) on derivative instruments
Oil	$5,244	$(2,697)	$3,715	$(4,654)
Natural gas	(757)	(5,437)	(490)	(17,377)
Realized losses (gains) on derivative instruments	$4,487	$(8,134)	$3,225	$(22,031)
Losses (gains) on derivative instruments	4,233	7,278	7,634	(10,990)

We have historically entered into oil and natural gas derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protected and provided certainty on a portion of our cash flows. Effective September 25, 2013 and as a result of the Creditor Protection Proceedings and the provisions of the Company’s derivative instrument agreements, all agreements were terminated with the respective counterparties.   As of September 30, 2013, there were no outstanding derivative instrument contracts.

The portion of realized losses on derivative instruments that were subject to early termination provisions related to the Creditor Protection Proceedings, in the amount of approximately $2.5 million, were comprised of a $0.7 million realized gain on natural gas contracts and a $3.2 million realized loss on crude oil contracts.

The realized losses in 2013 as compared to realized gains in 2012 relate mainly to crude oil contracts and an increase in NYMEX WTI crude oil prices in 2013. As well, we had less natural gas volumes hedged at in-the-money swap prices compared to 2012.

Foreign Currency Exchange

In the three and nine months ended September 30, 2013, we recorded a foreign currency exchange gain of $4.4 million and a foreign currency exchange loss of $6.6 million loss, respectively.  In the three and nine months ended September 30 2012, we recorded foreign currency exchange gains of $7.0 million and $3.0 million, respectively.

The gains and losses are primarily unrealized and relate to the translation of the Senior Notes from U.S. to Canadian dollars in the respective periods.

Income Tax Expense (Recovery)

Our total income tax and effective income tax rates for the periods indicated were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands )
Current income tax	$—	$—	$—	$—
Deferred income tax expense (recovery)	—	(39,921)	(74)	(74,932)
Total income tax expense (recovery)	$—	$(39,921)	$(74)	$(74,932)
Effective income tax rate	0%	24%	0%	24%

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

During the year ended December 31, 2012, our deferred income tax liability transitioned into a deferred income tax asset position primarily as a result of the ceiling test write-downs that reduced the net book value of our proved properties. Since it was determined that it was more likely not to be able to realize the benefit of the asset, we recorded a valuation allowance against the full value of the asset. During the three and nine months ended September 30, 2013, our effective income tax rates were 0% because we recorded valuation allowances against the increases in the deferred income tax asset since we determined that it was more likely the Company will not be able to realize the benefit of the asset.

Liquidity and Capital Resources

Our condensed consolidated financial statements were prepared on a going concern basis at September 30, 2013, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the consolidated financial statements.  The disclosure outlined below, in Notes 1 and 2 in our accompanying condensed consolidated financial statements and in “Recent Developments” above address important factors affecting our financial condition, liquidity and capital resources.

Sources of Liquidity

Our exploration, development and acquisition activities require us to make significant operating and capital expenditures, and we have historically used the following as our primary sources of liquidity.

•                  Cash provided by operating activities;

•                  Non-core asset divestitures;

•                  Existing Credit Facility; and

•                  Equity and debt capital markets.

Changes in the market prices for oil, natural gas and NGLs directly impact our level of cash provided by operating activities. During the three months ended September 30, 2013, natural gas comprised approximately 78% of our net sales volumes. As a result, our operations and cash flows have historically been more sensitive to fluctuations in the market price for natural gas than in the market price for oil. We have historically entered into derivative instruments to manage our exposure to commodity price risk caused by fluctuations in commodity prices, which protected and provided certainty on a portion of our cash provided by operating activities. Effective September 25, 2013, commodity swaps to hedge 3,000 bbls/d of crude oil and commodity collars to hedge 30,000 MMBtu/d of natural gas (total of 5.0 Bcfe) for the balance of 2013 and commodity swaps to hedge 250 bbls/d of crude oil and 5,000 MMBtu/d of natural gas (total of 2.4 Bcfe) for 2014 were terminated.  As a result of these terminations, there are no outstanding derivative instrument agreements as of November 4, 2013.

In 2012, we announced that we were actively considering methods of debt reduction, including the divestiture of non-core assets. In 2012, we completed the sale of certain non-core natural gas weighted properties for cash proceeds after closing adjustments of $97.7 million, and in the first half of 2013 we completed additional sales for cash proceeds after closing adjustments of approximately $16.2 million.

As of September 30, 2013, our Existing Credit Facility had a borrowing base of $185 million. As of November 5, 2013, we had $183 million in borrowings outstanding under our Existing Credit Facility at a weighted average interest rate of 4.7%.  Due to the Creditor Protection Proceedings, we are currently in default under the Existing Credit Facility.  On October 24, 2013, we entered into the DIP Credit Agreement, which provides us access to the DIP Credit Facility during the pendency of the Creditor Protection Proceedings, subject to the terms and conditions of the DIP Credit Agreement.

Our ability to access capital markets on economic terms in the future will be affected by the outcome of the Creditor Protection Proceedings, general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our securities, prevailing commodity prices and other macroeconomic factors outside of our control.

Cash Flows

The table below summarizes our net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net cash provided by operating activities	$3,122	$19,893	$9,430	$57,801
Net cash used in investing activities	(2,914)	(22,383)	(23,905)	(154,007)
Net cash provided by financing activities	3,036	1,785	22,755	96,105

Net Cash Provided by Operating Activities

Net cash provided by operating activities is primarily affected by sales volumes, commodity prices and cash-based expenses. The decreases in net cash provided by operating activities in the three and nine months ended September 30, 2013 from the same periods in 2012 were primarily due to a decrease in revenues less production expenses as discussed above. In addition, approximately $0.8 million of reorganization costs relating to the Creditor Protection Proceedings were paid in the 2013 period.

Working Capital Deficit

We had a working capital deficit of $380.5 million at September 30, 2013, including current liabilities subject to compromise, compared to a $23.0 million deficit at December 31, 2012. The increase was primarily due to a reclassification of certain long-term liabilities to short-term related to the Existing Credit Facility and Senior Notes, upon the commencement of the Creditor Protection Proceedings.

Net Cash Used In Investing Activities

Net cash used in investing activities primarily comprises capital expenditures for the exploration and development of oil and natural gas properties, net of proceeds from the divestiture of oil and natural gas properties. The components of net cash used in investing activities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Exploration, development and acquisition costs	$(2,877)	$(30,196)	$(39,965)	$(160,451)
Other fixed assets	(65)	(425)	(148)	(2,074)
Proceeds from divestiture of assets, net	28	8,238	16,208	8,518
Net cash used in investing activities	$(2,914)	$(22,383)	$(23,905)	$(154,007)

The cash paid for exploration, development and acquisition costs as reflected in the statements of cash flows differs from the “Capital Expenditures” table below due to the timing of when the capital expenditures are incurred and when the actual cash payment is made.

The decreases in net cash used in investing activities in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 were primarily due to lower capital expenditures and proceeds received from the divestiture of non-core assets in the first half of 2013.

Capital Expenditures

The following table summarizes costs related to our capital program for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Exploration and development	$1,705	$34,878	$30,796	$131,927
Property acquisitions	—	156	—	10,737
General and administrative costs capitalized	980	1,693	4,438	5,249
Total capital expenditures	$2,685	$36,727	$35,234	$147,913

Primary factors impacting the low level of our 2013 capital expenditures and third quarter activity include financial condition and liquidity issues and therefore a reduced capital expenditure plan.

In the first nine months of 2013, our capital program focused on light oil development in the Evi area of Alberta where we drilled 6.8 net wells, completed 7.3 net wells and tied-in 7.3 net wells. Due to the lack of available liquidity under the Existing Credit Facility, we did not drill, complete or tie-in any wells during the third quarter of 2013.

Acquisitions and Divestitures

In the first quarter of 2013, we completed the sale of non-core assets in the Herronton area of Alberta for cash proceeds of approximately $13.7 million. In the second quarter of 2013, we completed the sale of certain non-core properties, primarily undeveloped land, resulting in additional proceeds of approximately $2.5 million. In the third quarter of 2013, there were no major acquisitions or divestitures.

Net Cash Provided by Financing Activities

The components of net cash provided by financing activities were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Repayment of long-term debt	$—	$—	$(4,589)	$—
Net proceeds from issuance of long-term debt	—	—	—	192,052
Debt issuance costs	(189)	—	(275)	(1,295)
Proceeds from bank borrowings	208,477	924,000	1,228,477	2,390,000
Repayments of bank borrowings	(204,000)	(916,000)	(1,194,000)	(2,484,000)
Change in bank overdrafts	—	(5,847)	(4,872)	454
Issuance of common stock	2	—	17	—
Capital lease payments	(1,281)	(369)	(1,882)	(1,107)
Other, net	27	1	(121)	1
Net cash provided by financing activities	$3,036	$1,785	$22,755	$96,105

In the first three quarters of 2013, net cash provided by financing activities was primarily related to borrowings under our Existing Credit Facility. In 2012, we issued Senior Notes and used the net proceeds to reduce borrowings outstanding under our Existing Credit Facility.

Existing Credit Facility — Secured

As a result of the commencement of the Creditor Protection Proceedings on September 25, 2013, we are currently in default under our $500 million credit facility (the “Existing Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., Toronto Branch.  At September 30, 2013, borrowings under our Existing Credit Facility increased to $183 million from $148 million at December 31, 2012.  As of November 4, 2013, we had $183 million outstanding under our Existing Credit Facility at a weighted average interest rate of 4.7% and $2 million of outstanding letters of credit.   See “Recent Developments” in this MD&A.

Senior Notes — Subject to Compromise

On February 14, 2012, LPR Canada issued US$200 million aggregate principal amount of Senior Notes. The Senior Notes were issued pursuant to an indenture, dated February 14, 2012 (the “Indenture”), among LPR Canada, certain guarantors and U.S. Bank National Association, as trustee. Interest is payable on the Senior Notes semi-annually, in arrears, on each February 15 and August 15. The Company did not pay the August 15, 2013 scheduled interest payment and following the expiration of an automatic 30-day cure period, which resulted in an event of default under the Indenture.  See “Recent Developments” in this MD&A.

At September 30, 2013 and December 31, 2012, we had outstanding US$195 million and US$200 million, respectively, aggregate principal amount of Senior Notes. In the nine months ended September 30, 2013, we used a portion of the proceeds from recently completed non-core asset sales to repurchase US$5.0 million of Senior Notes for $4.6 million (US$4.5 million), resulting in the recognition of a gain on debt extinguishment of approximately $0.4 million included in other, net on the Condensed Consolidated Statements of Operations.

DIP Credit Facility — Subject to CCAA Preferred Charge

In connection with the Creditor Protection Proceedings, on October 24, 2013, the Company and LPR Canada entered into the DIP Credit Agreement with respect to the DIP Credit Facility. Certain of the lenders under the Existing Credit Facility are lenders under the DIP Credit Facility, and the agent under the Existing Credit Facility serves as administrative agent under the DIP Credit Facility.  Pursuant to the terms of the DIP Credit Agreement, (i) the lenders agreed to lend LPR Canada up to $10 million, which loans will bear interest at the Canadian Prime Rate (as defined in the DIP Credit Agreement), plus 5.00%, (ii) the Company and each Restricted Subsidiary (as defined in the DIP Credit Agreement) agreed to guarantee LPR Canada’s obligations thereunder, and (iii) the Obligations (as defined in the DIP Credit Agreement) are and shall be at all times secured by the liens in all collateral created by the DIP Charge (as defined in the DIP Credit Agreement) and all such liens shall be first priority liens subject only to the Administration Charge (as defined in the DIP Credit Agreement).  LPR Canada is obligated to pay the agent an upfront fee of 2% and the lenders a commitment fee of 0.75% of unutilized commitments.  Proceeds of loans under the DIP Credit Facility may be used to provide for working capital, capital expenditures and other expenditures during the course of the Creditor Protection Proceedings, in accordance with the terms of the DIP Credit Agreement.  The DIP Credit Facility matures on March 25, 2014.

In addition to customary affirmative covenant obligations, the DIP Credit Agreement provides for certain information delivery requirements to each lender and the agent, including (i) quarterly and annual financial statements, (ii) weekly delivery of actual receipts and disbursements with a variance analysis against the cash flow model most recently filed with the CCAA Court and (iii) monthly financial results.  LPR Canada is also obligated to obtain, on or before November 13, 2013, a fully executed commitment letter from a replacement lender (or lenders) providing for credit facilities, which together with the proceeds of the Share Offering contemplated in the Creditor Protection Proceedings, would be sufficient to repay in full all obligations outstanding under the Existing Credit Facility.

The DIP Credit Agreement also contains a financial covenant, which requires that for any particular week in which any amounts are outstanding under the DIP Credit Agreement, at the end of such week there will be no negative variance in LPR Canada’s actual net change in cash flow from that set out in the cash flow model most recently filed with the CCAA Court in excess of: (i) for such week, the greater of $500,000 or 15% and (ii) in the aggregate from the date of the CCAA Initial Order through such week, the greater of $1,000,000 and 15%; provided, however, that any newly filed cash flow model shall not, absent approval of at least 66 2/3% of the lenders, contain a Material Adverse Change (as defined in the DIP Credit Agreement) in aggregate revenues or expenses from the cash flow model most recently filed with the CCAA Court.

The DIP Credit Agreement also contains customary negative covenants restricting certain of the Company and LPR Canada’s activities, including restrictions on their ability to incur indebtedness, incur liens, consummate certain fundamental changes, make investments, dispose of assets, enter into sale and lease transactions, enter into hedging agreements, make restricted payments and enter into transactions with affiliates.  Furthermore, the DIP Credit Agreement contains customary events of default, which include a plan of compromise and arrangement not being sanctioned by the CCAA Court prior to December 31, 2013 and certain other insolvency proceeding-related events of default.  LPR Canada’s ability to access the commitments under the DIP Credit Facility may be impaired in the event that it or the Company does not comply with the covenant requirements or if it defaults on its obligations under the DIP Credit Agreement.

Contractual Obligations

Pursuant to the Creditor Protection Proceedings, certain of the Company’s contractual obligations (Existing Credit Facility, Senior Notes and capital lease) and respective repayment schedules as disclosed at December 31, 2012 have been accelerated. The other normal course operating contractual obligations identified in the 2012 Annual Report are subject to the Creditor Protection Proceedings and, accordingly, a five year repayment schedule is not determinable at this time. See Note 2 Condensed Consolidated Financial Statements — Creditor Protection Proceedings, Liquidity and Going Concern.

Employee Retention Program

On September 11, 2013, the compensation committee of the board of directors of the Company implemented the Retention Program for key employees of LPR Canada, including the Company’s named executive officers.  The Retention Program was put in place following staff reductions completed in the first half of 2013, and is intended to incentivize key employees and executive officers to remain employed with LPR Canada until at least January 31, 2014.  Pursuant to the Retention Program, eligible participants will receive a cash retention award on the earlier of (1) January 31, 2014 and (2) the date on which the Company terminates the participant’s employment without cause (as determined in accordance with the Company’s policies and applicable law). In the event a retention award is paid prior to January 31, 2014 as a result of a termination without cause, the amount payable will be prorated to the date of termination.  On September 25, 2013 the Retention Program was approved in the  CCAA Initial Order.

Liabilities Subject to Compromise

Liabilities subject to compromise primarily represent unsecured pre-filing obligations of Lone Pine that may be subject to impairment and settlement at lesser amounts through the Creditor Protection Proceedings. Under the terms of the CCAA Initial Order, dated September 25, 2013, any actions to enforce or otherwise effect payment of these liabilities was stayed during the Creditor Protection Proceedings. As a result, as at September 30, 2013, these liabilities were classified separately as liabilities subject to compromise on the Company’s consolidated balance sheet at their unadjusted carrying values. The CCAA claim process is in early stages of progress. The extent of compromise, if any, is not determinable and is subject to future events including completion of the CCAA claim process and the Creditor Protection Proceedings. Post-filing liabilities, as at September 30, 2013, that are subject to the Creditor Protection Proceedings have not been segregated by the Company on the consolidated balance sheet due to the amounts not being material for the six-day period ended September 30, 2013.

As at September 30, 2013, current liabilities subject to compromise consisted of the following:
Accounts payable and accrued liabilities	$15,101
Senior Notes	194,831
Pre-filing accrued interest on Senior Notes	12,656
Total current liabilities subject to compromise	$222,588

The Company’s Creditor Protection Proceedings records are in the public domain and accessible through the website of the Monitor at: http://www.pwc.com/car-lpr.

Adoption of New Accounting Standards

In connection with the commencement of the Creditor Protection Proceedings, we adopted Accounting Standards Codification (“ASC”) No. 852 -— Reorganization (“ASC 852”) during the third quarter of 2013.  ASC 852 requires, among other things, the segregation of reorganization costs directly related to the Creditor Protection Proceedings and related proceedings, other related disclosures such as the use of financial statement headers (Under Creditor Protection Proceedings as of September 25, 2013 — See Notes 1, 2, 6 and 13) and the classification of balance sheet obligations, based on available information, as either subject to compromise, secured or if determinable, as under-secured.

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

Future Accounting Pronouncements

In the second quarter of 2013, the FASB issued Accounting Standards Update 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”), which requires entities to prepare their financial statements using the liquidation basis of accounting when the likelihood is remote that the entity will return from liquidation. This pronouncement is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein, and are to be applied prospectively. The Company does not expect ASU 2013-07 to impact its accounting and disclosure requirements as the Company continues to present its financial statements, subject to the Creditor Protection Proceedings, on a going concern basis. The Company is monitoring possible future impacts and application.

In the first quarter of 2013, FASB issued Accounting Standards Update 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which clarifies guidance for the recognition, measurement and disclosure of liabilities resulting from joint and several liability arrangements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied retrospectively. If we enter into obligations affected by ASU 2013-04, the accounting and disclosure requirements will be applied.

In the first quarter of 2013, the FASB issued Accounting Standards Update 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), which clarifies the applicable guidance for certain transactions that result in the release of the cumulative translation adjustment into net earnings. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively. If we enter into any transactions affected by ASU 2013-05, the accounting and disclosure requirements will be applied.

Cautionary Note Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report may constitute “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-

looking statements. The words “could,” “believe,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Forward-looking statements may include statements with respect to, among other things:

•                  estimates of our oil and natural gas reserves;

•                  estimates of our future oil, natural gas and NGL production, including estimates of any increases or decreases in our production;

•                  estimates of future capital expenditures;

•                  estimates of our average global market capitalization;

•                  our future financial condition and results of operations;

•                  our future revenues, cash flows and expenses;

•                  our plans to dispose of non-core assets;

•                  our plans to restructure and refinance our Senior Notes and the indebtedness outstanding under our existing secured credit facility and otherwise complete a comprehensive restructuring;

•                  our plans to complete a new replacement senior secured credit facility;

•                  our plans and expectations with respect to the operation of our business and ability to satisfy our obligations and payables during the restructuring;

•                  our plans and expectations with respect to the Creditor Protection Proceedings generally, including the anticipated timing thereof;

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

We believe the expectations and forecasts reflected in our forward-looking statements are reasonable, but we can give no assurance that they will prove to be correct. We caution you that these forward-looking statements can be affected by inaccurate assumptions and are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production and sale of oil and natural gas. When considering forward-looking statements, you should keep in mind the assumptions, risk factors and other cautionary statements described in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These assumptions and risks include, among other things:

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

•                  our level of indebtedness and the acceleration of such indebtedness;

•                  our ability to complete a strategic restructuring and refinancing transaction or alternative transaction, including associated risks such as (i) our ability to negotiate and execute definitive documentation with respect to the restructuring (including our ability to complete a new replacement senior secured credit facility) and obtain court approval thereof, (ii) our ability to prosecute, develop and consummate one or more plans of compromise and arrangement with respect to the proceedings, (iii) the effects of the proceedings on us and the interests of various creditors, equity holders and other constituents, (iv) bankruptcy court rulings and the outcomes of the proceedings in general, (v) the length of time we will operate under the proceedings; (vi) risks associated with third party motions in the proceedings, which may interfere with our ability to develop or consummate one or more plans of compromise and arrangement, (vii) the potential adverse effects of the proceedings on our liquidity or results of operations, (viii) our ability to execute our business and restructuring plan, (ix) increased legal and other costs related to the proceedings, (x) our ability to maintain contracts that are critical to our operation and to obtain and maintain normal terms and relationships with our suppliers, other service providers, customers, employees, stockholders and other third parties, and (xi) our ability to retain key executives, managers and employees;

•                  our ability to generate sufficient cash flow from operations or obtain adequate financing to fund our capital expenditures and meet working capital needs and our ability to continue as a going concern during the restructuring;

•                  our ability to replace and sustain production;

•                  a lack of available drilling and production equipment, and related services and labor;

•                  increases in costs of drilling, completion and production equipment and related services and labor;

•                  unsuccessful exploration and development drilling activities;

•                  regulatory and environmental risks associated with exploration, drilling and production activities;

•                  declines in the value of our oil and natural gas properties, resulting in ceiling test write-downs;

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

Should one or more of the risks or uncertainties described above or elsewhere in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.  For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Reconciliation of Non-GAAP Measure

In addition to reporting net earnings as defined under U.S. generally accepted accounting principles (“GAAP”), we also present Adjusted EBITDA, a non-GAAP measure calculated as net loss before interest expense, income tax expense (recovery), DD&A, impairment of goodwill, impairment of assets, ceiling test write-downs of oil and natural gas properties, accretion of asset retirement obligations, unrealized losses (gains) on derivative instruments and foreign currency exchange (gains) losses. Adjusted EBITDA also excludes the stock-settled portion of stock-based compensation expense, as this amount will be settled in shares of our common stock rather than cash payments. By eliminating these items, we believe the result is a useful measure across time in evaluating our performance. Our management also uses Adjusted EBITDA to manage our business, including in preparing our annual operating budget and financial projections. We believe that Adjusted EBITDA is also useful to investors because similar measures are frequently used by securities analysts, rating agencies, investors and other interested parties in their evaluation of companies in similar industries. As indicated, Adjusted EBITDA does not include interest expense on borrowed money, DD&A on capital assets or the payment of income taxes, which are all necessary elements of our operations. Adjusted EBITDA does not account for these and other expenses and therefore its utility as a measure of our performance has material limitations. As a result of these limitations, our management does not view Adjusted EBITDA in isolation and uses other measurements, such as net loss and revenues, to measure performance.

The following table reconciles net loss to Adjusted EBITDA. Net loss is the most directly comparable measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net loss	$(14,987)	$(124,301)	$(59,033)	$(238,844)
Add back (deduct):
Interest expense	7,674	8,181	22,716	22,174
Income tax expense (recovery)	—	(39,921)	(74)	(74,932)
Depreciation, depletion and amortization	17,228	30,236	54,473	88,548
Ceiling test write-down of oil and natural gas properties	—	142,879	—	271,749
Accretion of asset retirement obligations	337	350	861	1,027
Unrealized (gains) losses on derivative instruments	(254)	15,412	4,409	11,041
Foreign currency exchange (gains) losses	(4,383)	(6,996)	6,613	(3,023)
Stock-based compensation (stock-settled portion)	366	1,141	2,067	2,861
Adjusted EBITDA	$5,981	$26,981	$32,032	$80,601

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.  We are exposed to market risk, including the effects of adverse changes in commodity prices, interest rates and foreign currency exchange rates, as discussed below.

Commodity Price Risk

We produce and sell crude oil, natural gas and NGLs. As a result, our financial results are affected when prices for these commodities fluctuate, and the effects can be significant. We have historically entered into derivative instruments to manage our exposure to commodity price risk and to protect and provide certainty on a portion of our cash flows. Under this strategy, we entered into contracts with counterparties who are participants in our Existing Credit Facility. These arrangements, which were based on prices available in the financial markets at the time we entered into the contracts, settled in cash and did not require physical deliveries of hydrocarbons.

As of September 30, 2013, all agreements were terminated and final settlements were recorded, as a result of counterparty terms to exercise early termination upon commencement of the Creditor Protection Proceedings. Accordingly, the estimated fair value of all our commodity derivative instruments at September 30, 2013 was $0.

As of September 30, 2013, approximately $2.5 million was included in the current portion of long-term debt related to the early termination of all derivative instruments.

Long-Term Sales Contract

As of September 30, 2013, we had a delivery commitment of approximately 21,000 MMBtu/d of natural gas, which provides for a price equal to the greater of (1) the NYMEX Henry Hub price less US$1.49 per MMBtu and (2) US$1.00 per MMBtu to a buyer through October 31, 2014, unless the NYMEX Henry Hub price exceeds US$6.50 per MMBtu, at which point we share the amount of the excess equally with the buyer.

Interest Rate Risk

At September 30, 2013, we had $183 million in outstanding borrowings on our Existing Credit Facility, with a weighted average interest rate of 4.7%. Although we do not have any exposure to interest rate risk on the Senior Notes, given that the interest rate is fixed for the term of the Senior Notes, changes in interest rates affect the fair value of the Senior Notes. We are exposed to foreign currency exchange risk on the actual interest payments since these payments will be made in U.S. dollars.

Foreign Currency Exchange Rate Risk

The most significant foreign currency exchange rate risk relates to the Senior Notes because they are denominated in U.S. dollars, and are exposed to foreign currency exchange rate risk on the translation and repayment of this debt as well as the interest payments every six months.  We have not entered into any foreign currency forward contracts or other similar financial instruments to manage this risk.

We are also exposed to foreign currency exchange rate risk relating to our delivery commitment of approximately 21,000 MMBtu/d of natural gas under a long-term sales contract expiring in 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there was no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

In connection with the commencement of the Creditor Protection Proceedings, we modified existing or implemented new business processes and related internal controls to ensure that the financial statements for periods subsequent to the commencement of the Creditor Protection Proceedings distinguish transactions and events that are directly associated with the reorganization from ongoing business operations.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Creditor Protection Proceedings

On September 25, 2013, Lone Pine commenced proceedings in the CCAA Court under the CCAA and ancillary proceedings under Chapter 15 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court.  The Company, LPR Canada and all other subsidiaries of the Company are parties to the Creditor Protection Proceedings. LPR Canada, in its capacity as the authorized foreign representative of entities that include the Company in the proceeding under the CCAA (the “CCAA Proceeding”), filed, among other things, (a) petitions for relief under Chapter 15 of title 11 of the Bankruptcy Code; and (b) a Motion for Orders Granting Provisional and Final Relief in Aid of Foreign CCAA Proceeding seeking recognition of the CCAA Proceeding as a foreign main proceeding pursuant to Section 1515 of the Bankruptcy Code in the U.S. Bankruptcy Court.  On October 18, 2013, the U.S. Bankruptcy Court granted the CCAA Proceeding recognition as a foreign main proceeding pursuant to Section 1517 of the Bankruptcy Code and applied Section 362 of the Bankruptcy Code, effectively staying actions to collect pre-petition indebtedness from the Company, as well as other pending pre-petition litigation.  The case is being administered as Case No. 13-12487 (BLS) in the U.S. Bankruptcy Court and as Case No. 1301-11352 in the CCAA Court. For additional discussion of the Creditor Protection Proceedings, see Note 2 - Creditor Protection Proceedings, Liquidity and Going Concern.

Securities Class Action

The Company is a defendant in a consolidated putative class action lawsuit captioned In re Lone Pine Resources, Inc., No. 12-cv-4839-GBD (SDNY) that is pending in the United States District Court for the Southern District of New York. This lawsuit names as defendants the Company, certain of the Company’s current and former directors and officers (the “Individual Defendants”), certain underwriters (the “Underwriter Defendants”) of the Company’s IPO in May 2011 and Forest Oil Corporation (“Forest”). It alleges that the Company’s registration statement and prospectus issued in connection with the IPO contained untrue statements of material fact or omitted to state material facts relating to the rupture of a third-party oil sales pipeline in Northern Alberta in April 2011. The complaint claims that that the alleged misstatements or omissions violated Section 11 of the Securities Act and that the Company, the Individual Defendants and the Underwriter Defendants are liable for such violations. The complaint further alleges that the Underwriter Defendants offered and sold the Company’s securities in violation of Section 12(a)(2) of the Securities Act, and the putative class members seek rescission of the securities purchased in the IPO that they continue to own and rescissionary damages for securities that they have sold. Finally, the complaint asserts a claim against Forest under Section 15 of the Securities Act, alleging that Forest was a “control person” of the Company at the time of the IPO. The Company has existing obligations to indemnify the Individual Defendants, the Underwriter Defendants and Forest in connection with the lawsuit. The Company believes that the claims are without merit and, in accordance with a schedule established by the court, filed a motion to dismiss the complaint in its entirety on March 22, 2013. Briefing on the motion to dismiss was completed on June 25, 2013, and the court held oral argument on August 1, 2013.  During the pendency of the motion, all discovery in the lawsuit is stayed. In addition, due to the aforementioned bankruptcy proceedings this litigation is stayed against the Company pursuant to Section 362 of the Bankruptcy Code.

In addition to the disclosure referenced above and the disclosure included in our 2012 Annual Report under Part I, “Item 3 — Legal Proceedings”, we are a party to various lawsuits, claims and proceedings in the ordinary course of business. These proceedings are subject to uncertainties inherent in any litigation, and the outcome of these matters is inherently difficult to predict with any certainty. We believe that the amount of any potential loss associated with these proceedings would not be material to our consolidated financial position; however, in the event of an unfavorable outcome, the potential loss could have an adverse effect on our results of operations and cash flows.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our 2012 Annual Report under Part I, “Item 1A. — Risk Factors,” and in our first and second quarter 2013 Quarterly Reports under Part II, “Item IA — Risk Factors.” In addition to the information below and the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our 2012 Annual Report and our first and second quarter 2013 Quarterly Reports which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report, our first and second quarter 2013 Quarterly Reports and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by the Lenders.

In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Creditor Protection Proceedings, including, among others, defaults if a plan of compromise and arrangement is not sanctioned by the CCAA Court prior to December 31, 2013, for our failure to obtain replacement financing for LPR Canada’s existing secured credit facility on or before November 13, 2013, for our failure to comply with the financial covenant contained in the DIP Credit Agreement and for certain other insolvency proceeding-related events of default.  An event of default would give the lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

If, as a result of our breach of the terms thereof, the DIP Credit Agreement is terminated or our access to funding thereunder is restricted or terminated, we may not have sufficient cash availability to meet our operating needs or satisfy our obligations as they come due, in which instance we could be required to seek a sale of the Company or certain of its material assets pursuant to the Creditor Protection Proceedings.

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreement provides for available loans in the aggregate amount of $10 million, which is intended to be used for the financing of our ordinary working capital and general corporate needs, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses.  Additionally, there can be no assurance that the amounts of cash from operations together with amounts available under the DIP Credit Agreement will be sufficient to fund operations.  In the event that cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms.  Failure to secure any necessary additional financing would have a material adverse affect on our operations and ability to continue as a going concern.

Operating under the Creditor Protection Proceedings may restrict our ability to pursue our strategic and operational initiatives.

Under the Creditor Protection Proceedings, transactions outside the ordinary course of business are subject to the prior approval of the CCAA Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities.  Additionally, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives.  These limitations include, among other things, restrictions on our ability to:

•                  incur indebtedness;

•                  incur liens;

•                  consummate certain fundamental changes, including any consolidation, merger or amalgamation;

•                  make investments;

•                  dispose of assets;

•                  enter into sale and leaseback transactions;

•                  enter into hedging agreements;

•                  make restricted payments; and

•                  enter into transactions with affiliates.

The pursuit of the Creditor Protection Proceedings has consumed and will continue to consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Creditor Protection Proceedings have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operation of our business.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Creditor Protection Proceedings are protracted.

We may experience increased levels of employee attrition.

During the pendency of the Creditor Protection Proceedings, we may experience increased levels of employee attrition, and our employees are facing considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale, at the corporate and field levels, could have a materially adverse effect on our ability to meet customer, trade partner and strategic partner expectations, thereby adversely affecting our business and results of operations.  Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Creditor Protection Proceedings is limited during the Creditor Protection Proceedings by restrictions on implementation of retention programs.  The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

As a result of the Creditor Protection Proceedings, our historical financial information may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any plan of compromise and arrangement ultimately confirmed by the CCAA Court.  Should the fresh-start reporting rules apply to us upon the effective date of a plan of compromise and arrangement, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero.  Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the Creditor Protection Proceedings would not be comparable to the financial condition and results of operation reflected in our historical financial statements.  In connection with the Creditor Protection Proceedings and the development of a plan of compromise and arrangement, it is also possible that additional restructuring and related charges may be identified and recorded in future periods.  Such charges could be material to our consolidated financial position and results of operations in any given period.

Trading in our securities during the pendency of the Creditor Protection Proceedings is highly speculative and poses substantial risks.  As a result of the Creditor Protection Proceedings, we believe that our outstanding equity securities will likely have no value and will be canceled under any plan of compromise and arrangement.

It is very likely that our common stock will be cancelled and extinguished upon confirmation of a plan of compromise and arrangement by the CCAA Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.  In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable.  As a result, our currently outstanding common stock would likely have no value.  Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

Our common stock is no longer listed on a national securities exchange and is quoted only on the OTCBB, which could negatively affect our stock price and liquidity.

Trading in our common stock on the TSX was halted on September 25, 2013 and subsequently delisted on October 31, 2013.  Trading in our common stock on the NYSE was suspended on September 16, 2013 and was subsequently removed from listing and registration on the NYSE on October 22, 2013.  It is our understanding that trades in our common stock have been initiated on the OTCBB.  The OTCBB is a significantly more limited market than the TSX and the NYSE, and the quotation of our common stock on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock.  This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

See Notes 2 and 6 to our condensed consolidated financial statements for a description of our material defaults with respect to our indebtedness, which description is incorporated herein by reference.

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

LONE PINE RESOURCES INC.
(Registrant)

November 8, 2013	By:	/s/ TIMOTHY S. GRANGER
Timothy S. Granger
President and Chief Executive Officer
(on behalf of the Registrant)

	By:	/s/ SHANE K. ABEL
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

10.1

Fifth Amendment dated July 26, 2013 to Credit Agreement dated March 18, 2011, among Lone Pine Resources Inc., as parent, Lone Pine Resources Canada Ltd., as borrower, each of the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed July 29, 2013 (File No. 001-35191).

10.2

Forbearance Agreement dated as of September 11, 2013 by and between Lone Pine Resources Canada Ltd., as borrower, Lone Pine Resources Inc., as parent guarantor, JPMorgan Chase Bank, N.A., Toronto Branch, on its own behalf and on behalf of the Majority Lenders, each of the Hedging Lenders party thereto, and each of the other Loan Parties party thereto, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed September 12, 2013 (File No. 001-35191).

10.3

Form of Support Agreement, dated September 24, 2013, among Lone Pine Resources Inc., Lone Pine Resources Canada Ltd., Lone Pine Resources Inc.’s other subsidiaries and the Supporting Noteholders, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed September 25, 2013 (File No. 001-35191).

10.4

Form of Backstop Agreement, dated September 24, 2013, among Lone Pine Resources Inc., Lone Pine Resources Canada Ltd., Lone Pine Resources Inc.’s other subsidiaries and the Backstopping Noteholders, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed September 25, 2013 (File No. 001-35191).

10.5

Credit Agreement, dated as of October 24, 2013, among Lone Pine Resources Inc., Lone Pine Resources Canada Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Form 8-K for Lone Pine Resources Inc. filed October 30, 2013 (File No. 001-35191).

31.1*	Certification of Principal Executive Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of Lone Pine Resources Inc. as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer of Lone Pine Resources Inc. pursuant to 18 U.S.C. §1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition.

*       Filed herewith.

**     Not considered to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

†       Contract or compensatory plan or arrangement in which directors and/or officers participate.